Form 10-K
period 1997-12-31
TELIGENT INC
filed 1998-03-31
CIK 1047021

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-23387


                                   TELIGENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                            54-1866562
(STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

       8065 LEESBURG PIKE
       VIENNA, VIRGINIA                           22182
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 762-5100

Securities registered pursuant to Section 12(b) of the Act:

                                      11 1/2% Senior Notes due 2007

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, Class A, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $201 million on March 20, 1998, based on the closing sales price of the registrant's Class A Common Stock as reported on The Nasdaq Stock Market as of such date.

The number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1998 was as follows:

                       Common Stock, Class A       8,163,270
                       Common Stock, Class B      44,426,299

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") in connection with the Registrant's 1998 Annual Meeting of Stockholders, are incorporated by reference into Part III. If the registrant does not file a definitive proxy statement with the SEC on or before April 30, 1998, the registrant will, on or before April 30, 1998, file an amendment to this Form 10-K containing the Part III information.



                                TABLE OF CONTENTS

                                    PART I

Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters
Item 6.     Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.     Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management
Item 13.    Certain Relationships and Related Transactions

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

Signatures

Index to Financial Statements


        Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

THE COMPANY

       Teligent, Inc. ("Teligent" or the "Company") intends to be a premier provider of high quality, low cost voice, data, Internet and video telecommunications services primarily to small and medium-sized businesses through its own fixed local wireless point-to-multipoint broadband networks and leased long distance facilities. Teligent anticipates offering an integrated package of services including local and long distance telephone services, high speed data connectivity, Internet access and videoconferencing. Teligent holds 24 GHz fixed wireless licenses in 74 of the most populous U.S. metropolitan market areas, covering over 50% of the nation's business telephone lines and a population of approximately 130 million. The Company intends to offer its integrated package of services in at least 10 market areas by the end of 1998 and 30 by the end of 1999, and subsequently in all of its 74 currently licensed market areas. The Company currently provides commercial Internet access through fixed wireless point-to-point broadband systems.

       The predecessor to the Company, Associated Communications, L.L.C., was founded in 1996 as a limited liability company joint venture between a subsidiary of The Associated Group, Inc. ("Associated") and an affiliate of Telcom Ventures, L.L.C. ("Telcom Ventures"), both of which have extensive experience in pioneering wireless telecommunications businesses. Associated Communications, L.L.C. was subsequently renamed Teligent, L.L.C. In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T, joined Associated Communications, L.L.C. as Chairman of the Board and Chief Executive Officer. On
November 26, 1997, the Company issued 6,325,000 shares of Class A
Common Stock at $21.50 per share in its initial public offering (the "Equity Offering") and $300 million aggregate principal amount of 11 1/2% Senior Notes due 2007 (the "Senior Notes Offering"). Prior to and as a condition to the Senior Notes Offering and the Equity Offering (together with the Senior Notes Offering, the "Offerings"), Teligent, L.L.C. merged with and into the Company (the "Merger") with the Company surviving the Merger. See "Business - Certain Transactions - The Reorganization."

       The Company obtained the majority of its 24 GHz fixed wireless licenses in November 1997 through the contribution to Teligent, L.L.C.
of the licenses by Teligent, L.L.C.'s founding members, Microwave
Services, Inc. ("MSI"), a subsidiary of Associated, and Digital
Services Corporation ("DSC"), an affiliate of Telcom Ventures. MSI and DSC began the process of applying for fixed wireless licenses in 1993 prior to the Federal Communication Commission's ("FCC") implementation of spectrum auctions. These licenses have been granted by the FCC and such grants are no longer subject to any petitions, challenges or administrative or judicial review. The Company's licenses are the subject of other proceedings pending before the FCC.
See "Business - Government Regulation - Federal Regulation- FCC
Licensing." In addition, the Company obtained FCC licenses in three standard metropolitan statistical areas ("SMSAs") in connection with its acquisition of FirstMark Communications, Inc. ("FirstMark") in October 1997 and from Teligent, L.L.C., which had acquired licenses directly from the FCC, in November 1997. See "Business - Government Regulation - Federal Regulation -Transfer of Control of Wireless Licenses."

       In November 1997, Nippon Telegraph and Telephone Corporation ("NTT"), the world's largest telecommunications carrier, through its indirect wholly owned subsidiary NTTA&T Investment, Inc. ("NTTA&T") made a strategic equity investment totaling $100 million in the Company. In connection with NTT's equity investment, the original members of Teligent, L.L.C. made additional cash contributions to Teligent, L.L.C. in the aggregate amount of $60.0 million. See "Business - Certain Transactions."

Associated is a publicly traded company (Nasdaq: AGRPA and AGRPB) principally engaged in the ownership and operation of a variety of wireless communications assets and businesses. Telcom Ventures is a privately held company owned by the family of Dr. Rajendra Singh, an investor in wireless technologies and network design, and investment partnerships formed by The Carlyle Group, a Washington, DC private investment firm. Telcom Ventures is engaged in investing in international wireless opportunities and developing, building and deploying emerging wireless technologies.

       Teligent believes that it is well positioned to capture revenues in the estimated $110 billion business telecommunications market. The Company intends to focus particularly on the estimated $47 billion business local exchange market. Local exchange services have historically been provided by regional monopolies known as incumbent local exchange carriers ("ILECs") that have typically utilized copper wire-based "legacy" networks. The ILECs' legacy networks, faced with increasing demand from businesses for cost-effective capacity to support bandwidth-intensive applications such as Internet access, have created a "last mile bottleneck" in the local loop between the customer premise and the ILEC network switch. In addition, Teligent's market research indicates that the ILECs have been unable to satisfy customer demands for cost-effective, flexible and responsive service and that a significant portion of Teligent's target customer base is currently dissatisfied with its ILEC service. The potential revenue opportunity in this market, coupled with changes in the regulatory environment designed to enable facilities-based competition, have created opportunities for competitive local exchange carriers ("CLECs"). The Company intends to alleviate this last mile local bottleneck and gain market share by deploying technologically advanced, high bandwidth digital wireless technology complemented by superior customer service and competitive pricing.

       Teligent expects to provide local coverage throughout its market areas with lower capital requirements than either fiber-based or point-to-point wireless CLECs, enabling it to offer its services to a broader customer base more quickly and at a lower cost. Wireless point-to-multipoint broadband networks allow transmissions between multiple customer antennas and a single base station antenna, thereby allowing Teligent to share the same spectrum among its customers and reducing its capital expenditures. The Company believes that a significant portion of small and medium-sized businesses is located in buildings that are not economically attractive to fiber-based providers. Teligent's capital expenditures will be largely incremental or success-based, thereby minimizing the risk of deploying network equipment not associated with revenues.

BUSINESS STRATEGY

       Teligent's goal is to be a premier facilities-based provider of voice, data, Internet and video telecommunication services to small and medium-sized businesses. The Company intends to leverage its ability to provide cost-effective, high bandwidth connectivity in order to offer an integrated package of local and long distance telephone service, high-speed data connectivity, Internet access and video-conferencing. The Company is implementing the following initiatives to achieve this objective:

       Target Small and Medium-Sized Businesses. Teligent plans to focus its primary marketing efforts on small and medium-sized businesses with 5 to 350 telephone lines. The Company expects to attract these customers through both a direct sales effort and indirect sales channels by offering (i) an integrated package of telecommunications services, (ii) competitive pricing, (iii) high quality and responsive customer service and (iv) high bandwidth services which may be difficult to obtain from other telecommunications providers. Teligent also intends to selectively pursue sales opportunities with larger businesses when its value proposition and its service offerings are competitively advantaged.

       End User Focus. Teligent intends to approach its target market primarily by offering services directly to end users, as opposed to positioning itself as a "carrier's carrier" offering wholesale network capacity. By deriving the majority of its revenues from providing local switched voice and data communications services directly to end user customers, Teligent believes that it will (i) establish a sustainable and broad base of its own customers, thereby minimizing the risk of generating substantial revenues from a limited number of sources, (ii) maximize revenues and profitability by accessing the higher priced retail market and (iii) achieve competitive differentiation based on high quality service that is responsive to the customer.

       Develop Brand Awareness. Teligent will seek to position itself as a high quality service provider by offering network reliability complemented by quality customer support. The Company is designing its marketing campaign to reflect these objectives and intends to build its reputation by (i) working closely with its customers to develop services tailored to their particular needs and (ii) targeting advertising and promotion efforts in its coverage areas, gradually expanding to mass media with market-wide and potentially nationwide coverage. The Company also believes that its speed to market advantage will assist its branding campaign, by enabling it to be one of the first widely available facilities-based competitors in a market.

       Achieve Market Share Via Competitive Pricing. As a new market entrant, Teligent's strategy will be to price its services competitively to gain market share early. For switched voice services and other services already provided by the ILEC, the Company expects to price at a discount. For certain data and bandwidth-intensive services that may not be provided by competitors or for which there may exist an underserved market demand, the Company may be able to price its services at a premium. The Company anticipates that some ILECs may reduce their prices as increased competition begins to erode their market share. The Company believes that it will be able to remain competitive if market prices decline because of its lower expected network cost. The Company also expects to price its bundled long distance service at a discount to market prices as a further incentive to attract potential customers and to broaden its revenue base.

       Rapid Deployment. Teligent intends to take advantage of its network flexibility and lower incremental capital requirements in order to quickly roll-out and penetrate its market areas. Teligent believes that this rapid deployment should allow it to become one of the first significant facilities-based competitors in many parts of its market areas. The Company believes that this rapid deployment should enable it to establish a level of market penetration which will further enhance the Company's relative cost advantage, attract additional customers and further enhance its brand reputation.

       Exploit Future Growth Opportunities. Teligent intends to continue building on the capabilities of its networks to expand its target market and service offerings. Such expansion may include targeting residential customers in multiple dwelling units as well as international opportunities, either through joint ventures or by direct entry.

TELIGENT'S NETWORK ARCHITECTURE

       The Company intends to deploy its own 24 GHz fixed wireless point-to-multipoint broadband local networks to provide last mile connectivity in its licensed market areas. Prior to commercial deployment of the point-to-multipoint networks, and where otherwise economically attractive, the networks may also include point-to-point links and resold local services. The Company believes that this flexibility will allow it to accommodate new customers quickly, as well as expand its addressable customer base. Teligent also expects to offer long distance service on a resale basis, and intends to connect each local exchange network to an inter-exchange carrier's ("IXC") point of presence.

       The network equipment will use digital wireless technology to deliver high quality voice, data and videoconferencing services that Teligent believes will provide comparable performance to that of fiber optic-based systems. The Company's networks will also incorporate encryption and authentication to increase privacy and reduce the potential for fraud. Each market area is expected to be served by a voice switching and data routing center. The Company will use a combination of wired and wireless facilities to connect the center to the base stations distributed throughout the market area. The base stations will transmit to and receive signals from wireless equipment at a customer premise (the "customer premise equipment," or, "CPE"), allowing transmissions between multiple customer antennas and a single base station antenna. The customer premise equipment includes two components: (i) an integrated radio/antenna unit installed either on the roof, an exterior wall or inside a window of the customer's building and (ii) the indoor customer interface equipment installed within the building which is connected to the internal building wiring. The radio/antenna unit will communicate with the base station via microwave signal operating within the 24 GHz band. The base stations will have an average service radius of approximately three miles (five kilometers), depending on a number of factors such as power levels used, customer density, local weather environment and network design. A base station will have the capability to support customers within a 360-degree coverage area, depending on line of sight. The modular design of the CPE is intended to make equipment installation easier and ensure short service activation intervals.

       The Company's point-to-multipoint hardware and network capacity is expected to be shared among all the customers within the coverage area of a base station sector. A key feature of the Company's network architecture will be the future capability to allocate and share network capacity on an as-needed basis. In the future, Teligent's system is intended to dynamically allocate spectral bandwidth, and therefore capacity, among the several customers served by a base station sector based on individual customer demand enabling a customer to instantaneously increase or decrease the capacity required.

       Traffic between base station sites and the Company's switching centers will be carried over a backhaul network that will be a combination of Company-owned wireless microwave links as well as fiber optic transmission facilities, where appropriate.

       Additionally, as customers are added and the backhaul capacity requirements increase, some of the wireless links initially deployed may be replaced with additional fiber-based facilities. In such cases, the wireless equipment may be redeployed elsewhere in the network, in order to reduce stranded assets.

       Teligent expects to deploy digital voice switches and data switches in each of its principal market areas. Such voice and data switches will consist of traditional circuit-based systems as well as more advanced packet and cell-based switching systems. These switching systems will be engineered to provide interconnection of customer traffic with other local exchange networks, long distance networks and the Internet, as well as with other locations the customer may have within the Teligent network.

       The Company plans to have a central Network Operation Center ("NOC") which will monitor its networks 24 hours a day, seven days a week and provide real-time alarm, status and performance information. The Company intends to build a back-up NOC facility to further enhance network reliability. The NOC will provide customers remote circuit provisioning to ensure service availability. At the NOC, the network will be managed and maintained on an end-to-end basis using an integrated Network Management System ("NMS"). The NMS will allow the Company to monitor various network elements to ensure consistent and reliable performance. This monitoring capability will be designed to allow the Company to plan for and conduct preventative maintenance activities in order to avoid network outages and to respond promptly to any network disruption that might occur. Teligent's NOC will be designed to permit enhancements such as providing end customers with the capability to manage their segments of the network.


DEPLOYMENT STRATEGY

       Teligent intends to build out and commercialize its networks based upon the following strategy:

       Integrated Market Research and Base Station Site Optimization. Within each market area, Teligent will conduct market research and identify and target specific geographic areas with favorable customer characteristics. Such areas need not be contiguous or centrally located since Teligent's stand-alone base stations are intended to be able to serve geographically dispersed pockets of businesses.

       Base Station Site Construction. The Company intends to determine which potential base station sites offer the best lines of sight, gain access to those sites on a cost-effective basis and prepare installation to coincide with customer activations.

       Initiate Sales. As base station sites are identified, Teligent's sales force will target those buildings accessible by line of sight, prioritize buildings based upon their revenue potential, and then begin selling Teligent's voice and data services within each building. This should allow the Company to deploy CPE in most cases only after signing a customer.

       Customer Premise Equipment Installation. When Teligent acquires customers in a building, two additional sets of equipment will be deployed. First, a radio/antenna unit (and related equipment) will be installed on the roof of the customer's building, which will transmit and receive all of that building's communications back and forth from a base station site. Due to the small size of the radio/antenna unit (less than two feet long) and ease of installation, the Company believes customer installation can be accomplished within approximately three to five days. Second, equipment will be deployed at each customer's premise to connect their phone system, PBX or computer network to the radio on the roof. The Company may, however, selectively utilize unbundled local loops on an opportunistic basis to complement the Company's core wireless local loop deployment strategy.

       Leverage Capital Deployed. Teligent plans to maximize the return on its infrastructure in two ways. First, the sales force will be encouraged to acquire additional customers in "on net" buildings, which have already installed customer units. Additionally, the Company will seek to sell incremental products to existing customers.

SALES AND MARKETING

       Overview. Teligent plans to address its initial target markets as a high quality and lower cost single source provider of telephony services. To develop the market potential of its fixed local wireless network, the Company has organized its operations into two geographic regions. Each region has its own Division President in charge of operations, field service, site acquisition, proactive customer service and sales and marketing. Teligent believes that the reputation and quality of its senior management will afford it a critical advantage in attracting the highest quality sales people as it builds its sales force throughout its market areas. The extent of sales activity in each market will depend upon a number of factors including
(i) number of license areas, (ii) geographic size of license areas,
(iii) end user density within licensed areas and (iv) competitive landscape. In order to gain market share, the Company intends to competitively price its service by leveraging the network cost advantages which it expects to achieve as it acquires customers.

       Sales Force/Customer Care. Teligent's goal is to complement its full array of services for small- and medium-sized businesses with a level of customer service and sales professionalism significantly higher than that of its principal competitors. The Company seeks to recruit salespeople with successful experience in competitive telephony businesses, including individuals with backgrounds in CLECs, competitive long distance, telecommunications equipment and data services. The salespeople will have performance incentives through a structure that ties a significant portion of their compensation to the actual revenue they produce. In addition, salespeople will be encouraged to maximize penetration in "on net" buildings. The sales force will be trained to sell the Company's full product line of local, long distance, Internet and data services.

       This ability to bundle multiple services is intended to attract customers looking for a single point of contact for their telecommunications needs. Teligent will emphasize responsive, proactive service allowing small and medium-sized businesses access to seven day, 24 hour in-house technical support.

       Marketing. The Company plans to supplement its direct sales force through various marketing plans, including direct mail, partnership marketing (in specific buildings or associated properties) and targeted advertising and promotional efforts in Teligent's coverage areas. In addition, the Company intends to use alternate or indirect channels of distribution, including an active sales agent program.

       The Company is in the process of creating a centralized marketing group responsible for developing the Teligent product line and for ensuring that each of its components and overall package of services are competitive. Teligent's initial focus is on local exchange service, but the Company expects that where demand exists, it will bundle additional product lines, such as resold long distance and Internet access, with its local service.

       Teligent intends to offer multiple product service packages to business customers. By offering services both as a bundled package and on a component basis (i.e., local, long distance or Internet access, individually), Teligent intends to capitalize upon the potential revenue opportunities in the marketplace. Teligent believes that this flexible sales strategy should help reduce switching barriers for those customers who may initially be reluctant to switch all of their services and vendors at once or for those who have existing contracts.

SERVICE OFFERINGS

       The Company intends to deploy its networks on an initial basis to support a comprehensive and fully integrated product line that is designed to meet the broad telecommunications needs of small and medium-sized business customers. These services will typically include the basic telephone services, including local and long distance, and data services that customers have today. Over time, the Company also expects to offer high-speed data connectivity required for new applications, such as high-speed Internet access, multimedia, virtual workgroups, application and document sharing, and two-way videoconferencing. Teligent intends to address customer demand for bundled service offerings to provide the convenience of dealing with a single telecommunications provider.

       Teligent intends to provide its local retail services to end users using its own broadband wireless local networks. However, the Company will also consider providing its local retail product offering on a case by case basis using other telecommunications carriers' transport facilities, such as unbundled local loops from ILECs or facilities from other CLECs where it can use such facilities to penetrate the market more quickly and/or cost efficiently. As the Company extends its wireless local service to such buildings, it intends to migrate any such customers to its own facilities.

       The Company began deployment efforts in Dallas, TX, Los Angeles, CA and Washington, DC during the fourth quarter of 1997. The Company currently provides commercial Internet access through fixed wireless point-to-point broadband systems.

END USER SERVICES

       The Company plans to offer an integrated package of services including local and long distance services (domestic and international) as well as Internet services, frame relay, voice mail, conference bridges, videoconferencing, advanced fax management, integrated single number service, call screening, call forwarding and other advanced telecommunications services.

       Local Exchange Services. Teligent intends to provide a complete range of local exchange services by developing and implementing its own nationwide network of central office class switches and related hardware and software. These services are expected to include basic local services, access to long distance and intra-LATA switched and dedicated lines, direct inward dialing, Digital PBX, Centrex and custom calling services.

       Long Distance. As a complement to its local exchange services, Teligent also plans to offer long distance services as part of a product bundle to its customers through resale agreements with national long distance companies. These long distance services will include domestic intrastate, interstate and international calling, toll-free services (800, 888), calling card, and conference call bridging and other enhanced services. When the Company's coverage area spans multiple LATAs, it plans to use its own facilities to provide inter-LATA long distance service.

       Internet and Data Services. The Company intends to offer transport for Internet services from the customer premise to an Internet access point in each city, using the high bandwidth capacity of its 24 GHz networks. It also intends to offer Internet access through resale, partnership or outsourcing, as a part of a bundled offering under the Teligent brand name. These Internet services are expected to include routing, addressing, domain name service
("DNS"), registration services, network security and fire walls, intranet services, e-mail, news servers, hosting and peering.

       Dedicated Private Line. Teligent intends to provide local dedicated data access circuits as well as the long distance portion of those circuits on a resale basis. These lines, which link customers' LANs together to create MANs and WANs, are used by banks, billing clearinghouses, advertising agencies, hospitals and other businesses to exchange large data files as well by any business to connect offices for file sharing, e-mail and workgroup applications.

WHOLESLAE SERVICES

        Although not its core strategy, after penetrating a market area, the Company may sell excess capacity to generate additional revenue and increase local network utilization. The marketplace demand for telecommunications services is experiencing substantial growth as a result of the increased acceptance and reliance on the Internet by business users as well as the emergence of bandwidth intensive applications such as videoconferencing, Internet telephony, and large data file transfers. The Company may also offer wireless backhaul services to connect the cell sites of cellular and PCS companies to their mobile switching centers.

24 GHz WIRELESS LICENSES

       The Company is licensed by the FCC to operate point-to-point and point-to-multipoint 24 GHz fixed wireless systems in 74 SMSAs, covering over 700 municipalities in the United States, including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the United States, and at least 80 MHz of spectrum in 47 other major market areas. The following chart lists the Company's license areas in descending order of size based on the estimated 1994 population of the market (based on U.S. Census Bureau data and Claritas Inc. data), the Company's licensed spectrum bandwidth in each market area and the estimated 1994 number of business employees in each market area (based on American Business Information Inc. data).

                                                             Business
 SMSA                           Bandwidth                   Employees In
 Rank  Market Areas               (MHz)      Population      Market Area

   1   New York, NY               400         9,434,000       3,597,000
   2   Los Angeles, CA            400         9,132,000       3,229,000
   3   Chicago, IL                400         7,538,000       3,113,000
   4   Philadelphia, PA           320         4,913,000       1,701,000
   5   Detroit, MI                400         4,322,000       1,517,000
   6   Dallas, TX                 400         4,302,000       1,729,000
   7   Houston, TX                400         3,925,000       1,471,000
   8   Washington, DC             400         3,850,000       1,693,000
   9   San Francisco, CA          320         3,814,000       1,629,000
  10   Boston, MA                 400         3,194,000       1,436,000
  12   Atlanta, GA                400         3,015,000       1,236,000
  13   San Diego, CA              320         2,674,000         908,000
  15   Minneapolis, MN            400         2,586,000       1,271,000
  17   St. Louis, MO              400         2,473,000         893,000
  18   Baltimore, MD              320         2,435,000         762,000
  19   Phoenix, AZ                400         2,309,000         894,000
  20   Seattle, WA                400         2,135,000         894,000
  21   Pittsburgh, PA             400         2,100,000         665,000
  22   Denver, CO                  80         2,069,000         890,000
  23   Miami, FL                  400         2,058,000         768,000
  24   Tampa, FL                  400         2,016,000         698,000
  26   Cleveland, OH              320         1,848,000         803,000
  27   Portland, OR               320         1,573,000         618,000
  28   San Jose, CA               240         1,541,000         643,000
  29   Cincinnati, OH             240         1,510,000         578,000
  30   Kansas City, MO            320         1,509,000         643,000
  31   Sacramento, CA             320         1,482,000         442,000
  32   Milwaukee, WI              320         1,469,000         660,000
  33   San Antonio, TX            320         1,402,000         435,000
  35   Indianapolis, IN           320         1,333,000         551,000
  36   Columbus, OH               160         1,302,000         586,000
  37   Salt Lake City, UT          80         1,214,000         499,000
  38   Orlando, FL                 80         1,206,000         573,000
  39   Buffalo, NY                 80         1,201,000         442,000
  40   New Orleans, LA             80         1,178,000         469,000
  41   Hartford, CT                80         1,154,000         540,000
  43   Nashville, TN               80         1,060,000         508,000
  44   Norfolk, VA                 80         1,040,000         321,000
  45   Rochester, NY               80         1,038,000         444,000
  46   Memphis, TN                 80         1,034,000         470,000
  47   Jacksonville, FL            80         1,009,000         433,000
  48   Oklahoma City, OK           80           977,000         434,000
  49   Greensboro, NC              80           963,000         486,000
  50   Louisville, KY              80           931,000         414,000
  51   West Palm Beach, FL         80           931,000         316,000

                                                              Business
 SMSA                           Bandwidth                   Employees In
 Rank  Market Areas               (MHz)      Population      Market Area

  52   Las Vegas, NV               80           931,000         445,000
  53   Birmingham, AL              80           905,000         386,000
  54   Austin, TX                  80           884,000         396,000
  55   Honolulu, HI                80           881,000         344,000
  56   Dayton, OH                  80           864,000         389,000
  57   Albany, NY                  80           851,000         377,000
  58   Charlotte, NC               80           840,000         467,000
  60   Richmond, VA                80           792,000         369,000
  61   Tulsa, OK                   80           788,000         321,000
  62   Raleigh, NC                 80           788,000         385,000
  63   Fresno, CA                  80           734,000         240,000
  65   Tucson, AZ                  80           717,000         280,000
  66   Allentown, PA               80           713,000         269,000
  68   Ventura, CA                 80           694,000         223,000
  69   Syracuse, NY                80           681,000         298,000
  70   Akron, OH                   80           680,000         284,000
  71   Greenville, SC              80           674,000         301,000
  72   El Paso, TX                 80           663,000         209,000
  75   Omaha, NE                   80           631,000         304,000
  78   Wilmington, DE              80           609,000         291,000
  79   Albuquerque, NM             80           592,000         272,000
  80   Springfield, MA             80           581,000         235,000
  82   Baton Rouge, LA             80           562,000         218,000
  84   Charleston, SC              80           545,000         197,000
  86   New Haven, CT               80           528,000         227,000
  87   Stockton, CA                80           522,000         165,000
  97   Newport News, VA            80           470,000         170,000
 120   Santa Barbara, CA           80           378,000         134,000
 135   Trenton, NJ                 80           330,000         165,000
                                            -----------      ----------
         TOTAL                              130,027,000      51,663,000
                                            ===========      ==========

COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

LOCAL TELECOMMUNICATIONS MARKET

        Competition from ILECs. The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the Regional Bell Operating Companies ("RBOCs") and other ILECs. The Company has not begun to market its point-to-multipoint wireless local broadband services to potential customers on a widespread basis and is currently providing point-to-point services on a limited basis. The Company has not obtained significant market share in any of the areas where it offers its services or intends to offer services, nor does it expect to do so in the near future given the size of the local telecommunications market, the intense competition therein and the diversity of customer requirements. In each market area in which the Company is authorized to provide services, the Company competes or will compete with several other service providers and technologies. Many of the Company's competitors have long-standing relationships with customers and suppliers in their respective industries, greater name recognition and significantly greater financial, technical and marketing resources than the Company. The Company expects to compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs while bundling local resold long distance and Internet access. The Company faces significant competition from ILECs, such as the RBOCs. The ILECs have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from existing state and federal regulations that favor the ILECs over the Company in certain respects. Regulatory decisions and recent legislation, such as the Telecommunications Act of 1996 (the "Telecommunications Act"), have reduced barriers to entry into new segments of the industry. In particular, the Telecommunications Act, among other things, (i) enhances local exchange competition by preempting laws prohibiting, or that have the effect of prohibiting, competition in the local exchange market, by requiring ILECs to provide fair and equal standards for interconnection, by requiring ILECs to unbundle their facilities and services, and by requiring ILECs to make certain services available for resale and (ii) permits an RBOC to compete in the inter-LATA long distance service market outside of its local territory immediately, and within its local service territory on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The Company believes that these requirements of the Telecommunications Act promote greater competition and will help provide opportunities for broader entrance into the local exchange markets. However, as ILECs face increased competition, regulatory decisions are likely to provide them with increased pricing flexibility, which in turn may result in increased price competition. There can be no assurance that such increased price competition will not have a material adverse effect on the Company's business, financial condition and results of operations. Nor can there be any assurance that substantial local exchange competition will develop in the near future.

       A number of companies are developing enhancements to increase the performance of ILECs' copper wire based legacy networks. These generally consist of digital subscriber line products, such as ADSL, HDSL and VDSL. There can be no assurance that the Company will be able to compete effectively with these enhancements.

       Competition from New 24 GHz and Other Fixed Wireless Service Providers. The Company also faces potential competition from new entrants to the 24 GHz fixed wireless market, including ILECs, CLECs and other leading telecommunications companies. The FCC issued an Order (the "Relocation Order") on March 14, 1997 providing for the relocation of certain fixed wireless licensees in the 18 GHz band to a reallocated portion of the 24 GHz band. In the Relocation Order, the FCC announced that it will conduct a rulemaking proceeding to devise rules for the issuance of licenses for up to five 80 MHz channels in the 24 GHz spectrum band in each market except for those licenses already issued to the Company and other previous 18 GHz licensees. See "Business - Government
Regulation." The grant of additional fixed wireless authorizations by the FCC in the 24 GHz band could result in increased competition and diminish the value of the Company's existing fixed wireless authorizations. The Company believes that any additional 24 GHz licenses will be made available through an auction. The Company believes that, assuming that additional authorizations are made available by the FCC, additional entities having greater resources than the Company could acquire authorizations at auctions from the FCC to provide telecommunications services in the 24 GHz band. See
"Business - Government Regulation."

       The Company will also face competition from other terrestrial fixed wireless services, including Multichannel Multipoint Distribution Service ("MMDS"), 28 GHz Local Multipoint Distribution Service ("LMDS") and 38 GHz wireless communications systems, 2.8 GHz Wireless Communications Service ("WCS"), FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. Additionally, other companies have filed applications for global broadband satellite systems proposed to be used for broadband voice and data services. If developed, these systems could also present significant competition to the Company.

       The Company faces competition from entities which offer, or are licensed to offer, 38 GHz services, such as Advanced Radio Telecommunications, Inc. ("ART"), WinStar Communications, Inc. ("WinStar") and BizTel, Inc. ("BizTel"). Teligent could also face competition in certain aspects of its existing and proposed businesses from competitors providing wireless services in other portions of the radio spectrum, such as CAI Wireless Systems Inc. a provider of wireless Internet access services, and CellularVision, a provider of wireless television services which, in the future, also may provide wireless Internet access and other local telecommunications services. In many instances, these service providers hold licenses for other frequencies (such as 28 GHz) that enable them to provide comparable telecommunications services to those of the Company in geographic areas that encompass or overlap the Company's market areas. Additionally, some of these entities include among their stockholders major telecommunications entities, such as Ameritech with respect to ART, and Teleport Communications Group, Inc. ("Teleport") with respect to BizTel. Teleport has acquired BizTel and AT&T has announced its agreement to acquire Teleport, subject to FCC and other regulatory approvals. Due to the relative ease and speed of deployment of fixed wireless-based technologies, the Company could face intense price competition from these and other wireless-based service providers. The Company believes that additional entities having greater resources than the Company could acquire licenses to provide 38 GHz, MMDS, LMDS, WCS, DEMS or other fixed wireless services.

       The FCC conducted auctions for 28 GHz LMDS licenses in all markets for the provision of high capacity, wide-area fixed wireless point-to-multipoint systems. In addition, the FCC has adopted rules to auction geographical wide area licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band, although many 38 GHz licenses have already been issued nationwide. The 28 GHz LMDS auction concluded in March 1998 and the 38 GHz auction is expected to occur later in 1998. The Company initially filed an application for and participated in the early rounds of the LMDS auction, but withdrew from the auction without acquiring any licenses. The MMDS service, also known as "wireless cable," also currently competes for metropolitan wireless broadband services. At present, wireless cable licenses are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, but there can be no assurance that this will continue to be the case. The FCC has initiated a proceeding to determine whether to provide wireless cable operators with greater technical flexibility to offer two-way services. Cellular, PCS and other mobile service providers may also offer fixed services over their licensed frequencies. Finally, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

       Other Competitors. The Company will also face both local and long distance competition from AT&T and other IXCs. The Company may face competition from electric utilities (several of whom have secured the necessary authorizations to provide local telephone service and are reportedly in various stages of perfecting and implementing their business plans), ILECs operating outside their current local service areas, other IXCs such as MCI and Sprint, and other providers. These entities provide transmission services using technologies that may enjoy a greater degree of market acceptance than the Company's wireless broadband technology in the provision of last mile broadband services. Moreover, the consolidation of telecommunications companies and the formation of business alliances within the telecommunications industry, which are expected to accelerate as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors to the Company. There can be no assurance that the Company will be able to compete effectively in any of its markets.

       The Company's Internet access services also are likely to face significant competition from other ISPs as well as from cable television operators deploying cable modems, which provide high speed data capability over installed coaxial cable television networks and there can be no assurance that such competition will not be significant. Although cable modems currently are not widely available and do not provide for data transfer rates that are as rapid as those which can be provided by the Company's services, the Company believes that the cable industry may support the deployment of cable modems to residential cable customers through methods such as price subsidies. Notwithstanding the cable industry's interest in rapid deployment of cable modems, the Company believes that in order to provide broadband capacity to a significant number of business and government users, cable operators will be required to spend significant time and capital in order to upgrade their existing networks to a more advanced hybrid fiber coaxial network architecture. However, there can be no assurance that cable modems will not emerge as a source of competition to the Company's Internet business. Further, Internet access services based on existing technologies such as ISDN and, in the future, on such technologies as ADSL and HDSL will likely provide additional sources of competition to the Company's Internet access services. Additionally, the Company believes that many ILECs and CLECs already are promoting other Internet access services.

LONG DISTANCE TELECOMMUNICATIONS MARKET

       The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high (and increasing) average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company will compete with major carriers such as AT&T, MCI, Sprint and WorldCom (which has agreed to acquire MCI, subject to receipt of necessary government approvals), as well as other national and regional long distance carriers and resellers, many of whom own substantially all of their own facilities and are able to provide services at costs lower than the Company's expected costs since the Company will generally lease its access facilities. The Company believes that the RBOCs also will become significant competitors in the long distance telecommunications industry after 1998. See "Business - Government Regulation." ISPs also will compete in this market. The Company believes that the principal competitive factors affecting its market share will be pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. The ability of the Company to compete effectively will depend upon its ability to maintain high quality, market-driven services at prices generally perceived to be equal to or below those charged by its competitors. To maintain its competitive posture, the Company believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect the Company. In addition, ILECs have been obtaining additional pricing flexibility. This may enable ILECs to grant volume discounts to larger long distance companies, which also would put the Company's long distance business at a disadvantage in competing with larger providers.

VENDOR EVALUATION

       The Company has the ability to source key network components from a number of equipment vendors. The Company has initiated a process of evaluating competing products of several vendors. In July 1997, the Company issued a Request for Proposal for the Company's 24 GHz telecommunications network, including radio access and transmission equipment, switching and network management products and services. The Company received and has evaluated proposals from several telecommunication infrastructure integrators and manufacturers. After this evaluation, the Company selected Northern Telecom, Inc.
("Nortel") as its preferred vendor and systems integrator and entered into a Network Products Purchase Agreement with Nortel. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources - Vendor Financing." Additionally, in support of this effort, the Company has entered into agreements with manufacturers specializing in radio access and transmission equipment to provide technology trials of 24 GHz point-to-multipoint equipment.

INTELLECTUAL PROPERTY

       The Company uses the name "Teligent" as its primary business name and servicemark. It is the owner of U.S. Reg. No, 1,893,005 - TELIGENT, which was originally issued on May 9, 1995 to Creative Integrated Systems, Inc. for various items of communication equipment, based on use in commerce since January 6, 1994. The Company has licensed Creative Integrated Systems, Inc. to continue using the mark in connection with communications equipment.

       On April 7, 1997, the Company filed applications to register its name and logo design in the United States Patent and Trademark Office for "land based and satellite communications services." First action on the applications is expected in 1998. The Company reasonably believes that the applications will mature to registration, but there is no assurance until the registrations actually issue.

       The Company relies upon a combination of licenses, confidentiality agreements and other contractual covenants, to establish and protect its technology and other intellectual property rights. The Company currently has no patents or patent applications pending. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other intellectual property or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Moreover, although the Company believes that its business as currently conducted does not infringe upon the valid proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company or that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize technology relied upon by the Company in the conduct of its business will be available to the Company on reasonable terms.

GOVERNMENT REGULATION

OVERVIEW

       The Company's fixed wireless broadband services are subject to regulation by federal, state and local governmental agencies. The Company has obtained all authorizations and approvals necessary and appropriate to conduct its operations as currently conducted and believes that it is in compliance with all laws, rules and regulations governing its current operations. Nevertheless, changes in existing laws and regulations, including those relating to the provision of wireless local telecommunications services via 24 GHz fixed wireless licenses and/or the future granting of 24 GHz fixed wireless authorizations, or any failure or significant delay in obtaining necessary future regulatory approvals, could have a material adverse effect on the Company's business, financial condition and results of operations.

       At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of the Company's business by, for example, imposing zoning and franchise requirements and requiring installation permits. The Company also is subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

FEDERAL LEGISLATION

       The Telecommunications Act. The Telecommunications Act, enacted on February 8, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The Telecommunications Act, among other things, mandates that ILECs (i) permit resale of their services and facilities on reasonable and nondiscriminatory terms and at wholesale rates, (ii) allow customers to retain the same telephone number ("number portability") when they switch local service providers, (iii) permit interconnection by competitors to an ILEC's network at any technically feasible point that is at least equal in quality to that which the local exchange carrier provides to itself and pursuant to reasonable and nondiscriminatory rates and terms, (iv) unbundle their network services and facilities at any technically feasible point and permit competitors and others to use these facilities at cost-based and nondiscriminatory rates and (v) ensure that an end user does not have to dial any more digits to reach customers of local competitors than to reach the ILEC's customers to the extent technically feasible ("dialing parity"). The Telecommunications Act also allows RBOCs to provide in-region inter-LATA services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. The FCC, in consultation with the United States Department of Justice and the states, is given jurisdiction to determine whether to approve applications for long distance entry. There can be no assurance, however, that the states and the FCC will implement the Telecommunications Act in a manner favorable to the Company and its customers.

       Under the Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine whether it is economically attractive to use these elements.

       The RBOCs, but not other ILECs, have an added incentive to open their local exchange networks to facilities-based competition because
Section 271 of the Telecommunications Act provides for the removal of the current ban on RBOC provision of in-region inter-LATA toll service and equipment and manufacturing only after meeting certain requirements. This ban will be removed only after the RBOC demonstrates to the FCC, which must consult with the Department of Justice and the relevant state commissions, that the RBOC has (i) met the requirements of the Telecommunications Act's 14-point competitive checklist and fully implemented an approved interconnection agreement with one or more unaffiliated, facilities-based competitors providing business and residential service somewhere in the state (or that by a date certain no such competitors have "requested" interconnection as defined in the Telecommunications Act and the RBOC is offering all of the elements in the competitive checklist); (ii) demonstrated that it will provide in-region inter-LATA toll services through a separate affiliate, which is required for three years, unless extended by the FCC; and (iii) demonstrated that entry is consistent with the public interest.

FEDERAL REGULATION

       The Telecommunications Act Regulations. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before the Company and its competitors can proceed to implement the changes the Telecommunications Act prescribes. The Company actively monitors all pertinent FCC proceedings and has participated in some of these proceedings. The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect the Company's business, financial condition and results of operations.

       As required by the Telecommunications Act, the FCC adopted, in August 1996, new rules implementing the interconnection and resale provisions of the Telecommunications Act (the "Interconnection
Order") which are intended to remove or minimize regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. A number of parties filed an appeal against the Interconnection Order in Federal court seeking to vacate certain of the rules adopted therein. In a July 18, 1997 decision, the United States Court of Appeals for the Eighth Circuit vacated significant portions of the Interconnection Order, including its provisions governing the pricing of local telecommunications services and unbundled network elements, its unbundling requirements and its "pick and choose" provision (which enabled a telecommunications carrier to demand any term of an ILEC's interconnection contract with another carrier). The Eighth Circuit also issued an October 14, 1997 decision that vacated an FCC rule that obligated ILECs, under certain circumstances, to provide combinations of network elements, rather than provide them individually. This decision may make it more difficult or expensive for competitors to use combinations of ILEC elements. Because the Company does not anticipate widespread use of combinations of elements, the decision should not have a material adverse effect on its operations. Moreover, because the decision may increase the cost and decrease the efficiency of ILEC network element-based competitive approaches, the Company believes that the decision may comparatively advantage the Company's entry strategy, which does not heavily rely on the use of ILEC network elements. The FCC, numerous IXCs and various other parties filed petitions for certiorari with the U.S. Supreme Court, which accepted the case for review on January 26, 1998. The Supreme Court is not expected to issue a decision before the end of 1998. Some of the same parties and certain other parties also have asked the FCC to reconsider these and other regulations implementing the Telecommunications Act. Although the Company believes that the final outcome of the Eighth Circuit cases, including any further proceedings or a Supreme Court appeal, will not have a material adverse affect on its operations, there can be no certainty in this regard.

       On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the Telecommunications Act, including Section 271, which prohibits an RBOC from providing long distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. This decision would permit the three RBOCs that are parties to the case immediately to begin offering widespread in-region long distance services. Unless overturned on appeal, this decision could have a material adverse effect on the Company. The District Court has granted the request of the FCC and certain IXCs for a stay and the FCC and certain IXCs have filed appeals of the decision with the United States Court of Appeals for the Fifth Circuit. Although there can be no assurance as to the outcome of this litigation, the Company believes that significant parts of the District Court decision may be reversed or vacated on appeal. To date, three RBOCs have filed a total of four applications with the FCC for in-region long distance authority, but the FCC has denied each application. Several entities have sought reconsideration or appeal of these decisions.

        In July 1996, the FCC released rules to permit both residential and business customers to retain their telephone numbers when switching from one local service provider to another (known as "number portability"). RBOCs are required to implement number portability in the top 100 markets by March 31, 1998 and to complete it by December 31, 1998. In smaller markets, RBOCs must implement number portability within six months of a request commencing December 31, 1998. Other ILECs are required to implement number portability only in those of the top 100 markets where the feature is required by another ILEC. Various waivers to extend the implementation date have been filed by other RBOCs, ILECs, and CLECs. Non-RBOC ILECs are not required to implement number portability in any additional markets until December 31, 1998, and then only in markets where the feature is requested by another ILEC.

       In addition pursuant to the Telecommunications Act, the FCC issued new regulations in 1997 regarding the implementation of the universal service program and the assessment of access charges on carriers obtaining access to local exchange networks. Both the access charge and universal service regimes were substantially revised. As a result of these changes, the costs of business and multiple residential lines are expected to increase. Several parties have sought FCC reconsideration or appealed various parts of the new FCC rules, including the revenue basis on which universal service contributions are determined. The Company is unable to predict the final formula for universal service contribution or its own level of contribution.

       FCC Licensing. The Communications Act of 1934 (the "Communications Act") imposes certain requirements relating to licensing, common carrier obligations, reporting and treatment of competition. Under current FCC rules, the recipient of an authorization for fixed wireless microwave facilities, including the Company is required to construct facilities to place the station "in Operation" within 18 months of the date of grant of the authorization. In the event that the recipient fails to comply with the construction deadline, the license is terminated absent an extension of the deadline. Except for those facilities for which the 18-month deadline has not passed, the Company or its predecessor-in-license constructed facilities in each of their licensed markets to satisfy this construction deadline. In addition, if a station does not transmit operational traffic for a consecutive period of twelve months at any time after construction is complete, or if removal of equipment or facilities renders the station incapable of providing service, the license is subject to forfeiture, absent a waiver of the FCC's rules. The FCC's current policy is to align the expiration dates of all fixed wireless licenses of a particular service such that they mature concurrently and, upon expiration, to renew all such licenses for ten years. The initial term of most currently outstanding fixed wireless licenses, including the Company's licenses, expires on January 1, 2001. While FCC custom and practice establishes a presumption in favor of granting the renewal of licenses to licensees, such presumption requires that the licensee substantially comply with its regulatory obligations during its license period. The FCC's failure to renew one or more licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

       Under the terms of its licenses, the Company is classified as a common carrier, and as such is required to offer service on a non-discriminatory basis at just and reasonable rates to anyone reasonably requesting such service. Although the Communications Act prohibits the Company from unjustly or unreasonably discriminating among its customers, the statute, as currently interpreted by the FCC, does permit the Company to reasonably classify its customers and reasonably differentiate among such classifications. Under the FCC's streamlined regulation of non-dominant interstate carriers, the Company, as a non-dominant carrier, is not subject to rate regulation but is required to maintain tariffs for its interstate common carrier service. The FCC has recently issued regulations pursuant to which the Company does not need to file tariffs setting forth its rates, terms, and conditions of service for interstate exchange access service ("permissive detariffing") and is currently conducting a rulemaking in which it has proposed prohibiting tariff filing for such services ("mandatory detariffing"). The
Company's provision of intrastate services, including local exchange service if the Company should offer it, is subject to regulation by each state in which the Company provides intrastate services. The
Company has also obtained a "Section 214" authorization from the FCC authorizing it to provide international facilities-based and resale telecommunications services between the U.S. and virtually any other country. The Company must maintain-and currently does have-tariffs on file with the FCC governing its provisions of interstate and international telecommunications services.

       Transfer of Control of Wireless Licenses. MSI and DSC contributed their fixed wireless licenses to Teligent, L.L.C., the predecessor of the Company. In connection with the acquisition of FirstMark, the Company acquired additional licenses in three SMSAs. The assignment or transfer of control of licenses issued by the FCC is subject to the prior consent of the FCC, which consent generally turns on a number of factors including the identity, background and the legal and financial qualifications of the assignee and the satisfaction of certain other regulatory requirements. The FCC granted the application for the transfer of control of FirstMark's fixed wireless licenses to Teligent, L.L.C. in July 1997. The FCC granted the applications to assign the MSI and DSC licenses to Teligent, L.L.C. in October 1997 and transferred control over all such licenses to the Company in November 1997. There were no petitions to deny filed against the FirstMark transfer of control application or the MSI and DSC assignment applications and the FCC grant thereof has become final.

       Relocation of Licenses to 24 GHz. The FCC issued an Order (the "Relocation Order") on March 14, 1997 providing for the relocation of certain fixed wireless licensees in the 18 GHz band to a reallocated portion of the 24 GHz band, pursuant to a request of the National Telecommunications and Information Administration ("NTIA") acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of these licenses from 100 MHz over 5 channels in the 18 GHz band to 400 MHz over 5 corresponding channels in the 24 GHz band. On June 24, 1997, the FCC issued a subsequent order (the "Modification Order") that implemented the Relocation
Order by modifying the affected 18 GHz licenses, including those held by the Company, to authorize operations at 24 GHz. Pursuant to the Relocation Order, those 18 GHz fixed wireless operators in the Washington, DC and Denver, CO areas (including the Company's Washington, DC, Baltimore, MD and Denver, CO facilities) were required to relocate to corresponding channels in the 24 GHz band no later than June 5, 1997. The 18 GHz fixed wireless licensees in all other areas must relocate to corresponding channels in the 24 GHz band no later than January 1, 2001. Although the Company is permitted to continue operations in the 18 GHz band outside of the Washington, DC and Denver, CO areas until that date, its intention generally is to convert all of its facilities to 24 GHz band operation as soon as possible.

       The FCC implemented this relocation without notice and comment procedures in order to give effect to NTIA's request on behalf of the Department of Defense to protect national security satellite operations from harmful interference from 18 GHz license stations. A number of parties have filed petitions with the FCC seeking a number of remedies including either partial or full reconsideration or review of one or both of these orders and modification or revocation of the Company's licenses. These parties argued, among other things, that the FCC decision should be reversed because the FCC's allocation of 400 MHz of 24 GHz spectrum for licenses was unnecessary and that the FCC should not have so relocated the fixed wireless licensees without conducting prior notice and comment rulemaking proceedings. The Company filed timely responses with the FCC opposing the petitions and continues to buildout its networks as permitted under its licenses, the Relocation Order and the Modification Order. In addition, one of these parties, DirecTV, has filed a petition for rulemaking with the FCC requesting that the FCC grant permission for DirecTV and others to construct and operate broadcast satellite uplink facilities in certain areas on a portion of the 24 GHz band allocated and granted to the former 18 GHz fixed wireless licensees. The Company has filed a timely opposition to this rulemaking petition.

       The Company cannot determine how the FCC will resolve the petitions for reconsideration or review of the Relocation Order and the Modification Order and the DirecTV rulemaking petition. Thus, any construction or operation at 24 GHz prior to the final resolution of these petitions is at the Company's risk and expense. If the Relocation Order or Modification Order was subsequently modified or reversed, such a modification or reversal could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, it cannot be determined whether, under a modified license relocation, the Company's equipment would be rendered unusable or usable only after significant expense and delay.

       Grant of the DirecTV rulemaking petition could materially and adversely affect the Company's business, financial condition and results of operations. If implemented, DirecTV's proposals could result in the construction and operation of satellite uplink facilities on 24 GHz frequencies currently allocated to fixed wireless services, which could interfere with the Company's operations in the vicinity of these satellite uplink facilities. In addition, in the Relocation Order the FCC announced that it will commence a rulemaking proceeding to address future fixed wireless licensing in the 24 GHz band, which may include proposals to auction available spectrum and to adopt service rules for 24 GHz operations. There can be no assurance that the Company's point-to-point and point-to-multipoint equipment as currently designed will comply with the service rules ultimately adopted by the FCC.

       The FCC's decisions upon reconsideration will be subject to judicial appeal to a U.S. court of appeals. There can be no assurance that the FCC will be able to defend any such litigation successfully. The court may affirm the Relocation Order or any order made by the FCC upon reconsideration, vacate and remand the matter to the FCC for initiation of a rulemaking proceeding, or make any other ruling. If the matter is remanded, the FCC could decide this issue in the same way or it could make a different decision, which may be adverse to the Company. Failure by the court to affirm the terms of the Relocation Order or the Modification Order could have a material adverse effect on the Company's business, financial condition and results of operations.

       Uncertainty during an appeal period regarding the Company's prospects and the implications of the result of such litigation may disrupt the Company's relationships with actual and potential customers, equipment vendors, lenders or other parties, which could have a material adverse effect on the Company's business, financial condition and results of operations.

       Teledesic. On September 6, 1996, Teledesic Corporation ("Teledesic") filed a petition seeking the dismissal of then-pending applications for additional transmission (nodal) stations in seven licensed MSI fixed wireless markets, and the rescission of existing licenses, then held by or belonging to MSI or DSC. In its petition, Teledesic claimed that its then-proposed satellite system was incompatible with existing licensed terrestrial networks in the 18 GHz band, that the FCC's initial grants of the fixed wireless licenses to MSI and DSC was inappropriate, and that MSI and DSC had failed to construct and operate their licensed facilities in compliance with the FCC's rules. The Company, MSI and DSC opposed Teledesic's petition in their respective pleadings filed with the FCC.

       In November and December 1996, the FCC inspected each of the MSI and DSC fixed wireless facilities and determined that the companies had complied with all applicable construction and operational requirements. In letters dated April 2, 1997, and April 8, 1997, the FCC notified MSI and DSC, respectively, that the FCC "concluded its Inquiry" and "determined not to take any further action" in connection with the investigation. Moreover, on February 24, 1997, the Company, MSI and DSC entered into an agreement pursuant to which Teledesic agreed to withdraw its petition and reimburse MSI, DSC and the Company, respectively, for some of the costs related to the relocation of their 18 GHz fixed wireless systems to the 24 GHz band, conditioned upon the FCC's relocation of 18 GHz fixed wireless licensees to the 24 GHz band.

       In their petitions for reconsideration of the Relocation Order, a number of parties raised substantially similar arguments to those initially raised by Teledesic against the validity of the licenses now held by, and the constructed fixed wireless facilities now owned by, the Company. The Company, MSI and DSC have opposed those claims.

       On March 21, 1997, Teledesic withdrew its petition against MSI's pending applications and MSI's and DSC's licenses.

       Alien Ownership. Under the Communications Act, the FCC may, if it finds the public interest will be served, refuse to grant common carrier licenses to (or may revoke the licenses of) an entity directly or indirectly controlled by non-U.S. citizens or by a corporation, the capital stock of which is more than 25% owned or voted by non-U.S. citizens or companies. The Communications Act also prohibits any entity, more than 20% of whose capital stock is owned or voted by non-U.S. citizens or companies, from receiving a license for common carrier services. Since February 9, 1998, the FCC rules have provided for a rebuttable presumption that greater than 25% indirect ownership or control of a common carrier licensee by citizens or companies from a country that is a signatory to the Telecommunications Annex to the World Trade Organization General Agreement on Trade in Services ("WTO Agreement") serves the public interest. The 20% restriction on direct foreign ownership will still apply. The Company is not aware of alien ownership of its outstanding stock that would cause it to be in violation of the Communications Act. However, a significant amount of the Company's and Associated's common stock is held in nominee name and, accordingly, the Company is not aware of the citizenship of the
actual beneficial owners of such shares.   With regard to investors
from countries that are not signatories to the WTO Agreement, the FCC continues to apply an "effective competitive opportunities"
("ECO") test in the exercise of its statutory discretion to permit indirect alien ownership of more than a 25% interest in a common carrier licensee. Under this ECO test, if U.S. investors are permitted to own an interest greater than 25% in a communications carrier offering similar services in the alien investor's home market and such market satisfies certain other open competition criteria, the FCC will generally permit that alien to own an equivalent interest in a U.S.- licensed common carrier. Other factors, such as the promotion of competition in the U.S. market and U.S. national security concerns, may affect this determination.

STATE REGULATION

       Many of the Company's services will be classified as intrastate services subject to state regulation. All of the states where the Company operates, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although the Company is not typically subject to price or rate of return regulation for tariffed intrastate services. The Company has received state authorization to provide facilities-based local services in California, Colorado, the District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Nevada, New York, Ohio, Texas, Virginia and Wisconsin. In summary, the Company has obtained state authorization in 45 markets and has applied for State authorization in the remaining 29 markets where it holds FCC licenses.

       The Telecommunications Act requires each state to remove barriers to entry and barriers to competition for ILEC competitors. While no assurance can be given as to how quickly and how effectively each state will act to implement this legislation, many state authorization processes are being streamlined and the authorization time frames shortened considerably. Not all states have a streamlined process and in some jurisdictions the Company may experience delays.

       Under the Telecommunications Act, if a request is made by the Company, ILECs have a statutory duty to negotiate interconnection and access arrangements in good faith for the Company's provision of local service. The Company has reached comprehensive negotiated interconnection agreements with Ameritech (Illinois and Wisconsin), Bell Atlantic (D.C., Maryland and Virginia), BellSouth (Florida and Georgia), GTE (California, Florida, Texas and Virginia), Pacific Bell (California) and Southwestern Bell (Texas). The Company is in the process of negotiating comprehensive interconnection agreements with Bell Atlantic (Delaware, Massachusetts, New Jersey, New York and Pennsylvania), Sprint (Florida) and US West (Colorado).

       During these negotiations, the Company or the ILEC may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period set forth in the Telecommunications Act, the parties may submit outstanding disputes to the states for arbitration. To date the Company has not submitted any disputes to the states for mediation or arbitration. The Company has been working with state regulatory commissions, as well as the FCC and other governmental entities, to encourage the adoption of rules facilitating rooftop and building access for competitive carriers.

LOCAL REGULATION

       The Company will need to interact with local governments in a variety of ways. How diverse local governments will exercise traditional functions, including zoning, permitting and management of rights of ways, and address the expansion of telecommunications competition and varying means of entry in particular, is uncertain. The kinds and timing of approvals required to install antennas and conduct other aspects of the Company's business varies among local governments and may also vary with the specific technology or equipment configuration used by the Company.

       While the Telecommunications Act permits local governments to manage rights of way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications carriers and such local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving licensing of telecommunications carriers, antenna siting, and rights of way are in litigation and more administrative and court litigation is likely. The prohibition of entry barriers set forth in the Telecommunications Act and the FCC's power to preempt such barriers have been implicated in such litigation. On December 12, 1997, Teligent accepted under protest a franchise with the City of Dallas, which is similar to other Dallas franchises agreed to by other CLECs. On the same date, Teligent filed a Complaint for Declaratory Judgment against the City of Dallas in the United States District Court for the Northern District of Texas alleging that Teligent does not own, construct, install or maintain facilities located in public rights of way, and that the City of Dallas is therefore prohibited both by federal and state law from barring Teligent's competitive entry into the Dallas market unless Teligent first accepts a franchise. There can be no assurance as to the outcome of the litigation. The FCC has recently preempted, and thereby prevented enforcement of, certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC to preempt additional state and local regulations in a timely fashion could have a material adverse impact on the Company.

CERTAIN TRANSACTIONS

THE REORGANIZATION

       Immediately prior to the consummation of the Offerings, Teligent, L.L.C. merged with and into the Company with the Company surviving the merger (the "Reorganization"). The Company was organized in September 1997 for the purpose of succeeding to the business of Teligent, L.L.C. In connection with the Reorganization, the Company's Certificate of Incorporation and By-laws were amended in their entirety. As a result of the Reorganization, all of Teligent, L.L.C.'s member interests were converted into and became shares of common stock of the Company, as follows: (i) the interest of MSI was converted into 21,436,689 shares of Series B-1 Common Stock; (ii) the interest of Telcom Ventures was converted into 17,206,210 shares of Series B-2 Common Stock; (iii) the interest of NTTA&T was converted into 2,313,360 shares of Series B-3 Common Stock (further described below); and (iv) the interest of the former sole stockholder of FirstMark (the "FirstMark Sole Stockholder") was converted into 1,831,410 shares of Class A Common Stock. In each case, the number of shares of common stock received by each member of Teligent, L.L.C. pursuant to the Reorganization was proportionate to such member's percentage interest in Teligent, L.L.C. immediately prior to the Reorganization. The Company received no additional consideration in connection with such conversion of member interests into shares of common stock pursuant to the Reorganization.

THE ADDITIONAL SPONSOR EQUITY CONTRIBUTIONS

       In connection with the Strategic Equity Investment (see "The Strategic Equity Investment" immediately below), the original members of Teligent, L.L.C. made additional cash contributions to Teligent, L.L.C. in the aggregate amount of $60 million (the "Additional
Sponsor Cash Contribution"). In addition, on November 7, 1997, Associated agreed to contribute to Teligent, Associated Communications of Los Angeles ("ACLA"), a wireless competitive access provider, and, in consideration of such agreement, received an approximate 1% increase in its member interest in Teligent, L.L.C.

THE STRATEGIC EQUITY INVESTMENT

       NTT Purchase Agreement. The Company and NTT entered into the NTT Purchase Agreement on September 30, 1997, providing for NTT to make the Strategic Equity Investment in two stages. At the First Closing, which occurred on November 13, 1997, NTT, through NTTA&T, purchased for $40 million a 5% member interest in Teligent, L.L.C. (calculated as of the date of the NTT Purchase Agreement after giving pro forma effect to the consummation of the FirstMark Acquisition and the Additional Sponsor Equity Contributions, but before giving effect to the consummation of the Equity Offering and the conversion of existing equity incentive awards into stock options in connection with the Reorganization, which as a result of the Reorganization was converted into 2,313,360 shares of Series B-3 Common Stock). At the Second Closing, which occurred on November 26, 1997, NTT, through NTTA&T, purchased for $60 million 3,470,040 shares of Series B-3 Common Stock representing a 7.5% equity interest in the Company.
After giving effect to the Equity Offering, NTT's equity interest in the Company became 11.0%.

       Immediately prior to the consummation of the Equity Offerings, the Company entered into a Stockholders Agreement with NTTA&T and the other stockholders of the Company (other than the FirstMark Sole Stockholder) as of such time, which provides for certain rights and obligations with respect to the ownership and governance of the Company. See "Item 13. Certain Relationships and Related Transactions-Stockholders Agreement." The Stockholders Agreement also provides for certain rights and obligations of the parties thereto relating to the Company's compliance with the foreign ownership restrictions under the Communications Act of 1934 and the rules, regulations and decisions of the FCC.

       Registration Rights Agreement. In connection with the Strategic Equity Investment, Teligent and NTTA&T entered into a Registration Rights Agreement (the "Registration Rights Agreement"). The Registration Rights Agreement provides that NTTA&T may demand registration (each, a "Demand Registration") of the shares of common stock received by NTTA&T pursuant to the Reorganization ("NTT Registrable Securities") at any time after the six month anniversary after the consummation of the Equity Offering (subject to a maximum of three Demand Registrations in total), provided such demand is (i) made by holders of at least 20% of the outstanding NTT Registrable Securities or (ii) with respect to NTT Registrable Securities the aggregate offering price of which, net of underwriting discounts and commissions, is not less than $20 million. Upon such request, the Company is required to use its reasonable best efforts to register under The Securities Act of 1933, as amended (the "Securities Act"), subject to certain holdback periods, NTT Registrable Securities held by the requesting holders and any other holders who desire to sell common stock pursuant to such Demand Registration. In addition, the Registration Rights Agreement provides that, subject to certain limitations, holders of NTT Registrable Securities may participate in any registration of common stock by the Company under the Securities Act (other than on Form S-4 or S-8 under the Securities Act) (each, a "Piggyback Registration). Holders of NTT Registrable Securities also have the right, subject to certain holdback periods and other limitations, after the six month anniversary of the consummation of the Equity Offering to demand that the Company effect a registration on Form S-3 under the Securities Act, if available, (a "Form S-3 Registration") of all or part of their NTT Registrable Securities, so long as the anticipated aggregate offering price for such NTT Registrable Securities is in excess of $10 million.

       Under the Registration Rights Agreement, the Company is required to pay all registration expenses (other than underwriting discounts and commissions and fees and disbursements of counsel of the selling stockholders) with respect to all required Demand Registrations and Form S-3 Registrations and up to three Piggyback Registrations. Under the Registration Rights Agreement, the Company is required to indemnify the selling stockholders, and the Company may request as a condition to effecting any registration indemnification from the selling stockholders, against certain liabilities in respect of any registration statement covered by the agreement. NTTA&T is permitted under the Registration Rights Agreement to assign its rights thereunder to any person to which it transfers no less than 20% of the NTT Registrable Securities. The Registration Rights Agreement terminates with respect to particular NTT Registrable Securities when
(i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities have been disposed of under such registration statement, (ii) such securities have been transferred pursuant to Rule 144, (iii) such securities have been otherwise transferred or disposed of, and new certificates therefor not bearing a legend restricting further transfer shall have been delivered by the Company, and subsequent transfer or disposition of them does not require registration or qualification under the Securities Act or any similar state law then in force, or (iv) such securities have ceased to be outstanding.

       Technical Services Agreement. Pursuant to the NTT Purchase Agreement and in satisfaction of a condition to the First Closing, the Company entered into a technical services agreement (the "TSA") with NTT America, Inc., a wholly owned subsidiary of NTT ("NTT America"), whereby NTT America will provide certain technical services to the Company relating to network design and implementation. The term of the TSA commenced on December 1, 1997, and terminates on the fifth anniversary of the commencement date, unless extended or earlier terminated as provided therein (the "Term"). After the initial five-year period, the Term is automatically extended for additional one-year periods unless either party gives notice of termination within sixty days prior to the then applicable termination date. Under the TSA, during the first two years of the Term (the "Initial Phase"), the Company is required to pay NTT America a fee in the amount of $4 million per year. The TSA provides that the fees payable by the Company to NTT America during each of the remaining three years of the Term shall be negotiated annually based upon the scope of technical services to be provided under an annual work plan (the "Work Plan") to be prepared by the Company and NTT America. The parties have the right to terminate the TSA in the event they cannot agree on any annual Work Plan or the fees payable therefor.

THE FIRSTMARK ACQUISITION

       In October 1997, pursuant to the Company's acquisition of FirstMark, the Company acquired all of the stock of FirstMark for an aggregate purchase price of approximately $10.5 million in cash and a 5% member interest in Teligent, L.L.C. FirstMark held licenses for fixed wireless channels in the 24 GHz band (which were relocated from the 18 GHz band) in the Los Angeles and San Francisco, CA and New York, NY markets. See "Business - Government Regulation - Federal Regulation - Transfer of Control of Wireless Licenses."

VENDOR FINANCING

       The Company has entered into the Network Products Purchase Agreement with Nortel for the purchase of certain telecommunications system equipment, software and services to be purchased by the Company. The Company has also entered into the Financing Commitment Letter with Nortel setting forth the anticipated terms and conditions under which Nortel will provide the Nortel Loans which will be used to finance the purchase of the equipment and provide working capital. The Financing Commitment Letter expires May 31, 1998. The Company is currently negotiating a credit facility with a consortium of banks under which the Company will finance all purchases made under the Network Products Purchase Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

       As of March 20, 1998, the Company had a total of 474 employees.

ITEM 2.  PROPERTIES

       Teligent's principal executive offices are located at Vienna, Virginia and consist of approximately 75,000 square feet held under a lease, which expires on March 1, 2002. The Company has entered into a lease, expiring in 2008, for a network operating center consisting of approximately 50,000 square feet of space located in Herndon, Virginia. The Company will lease and has been leasing space in and around each of its licensed areas that is necessary to house switches, other equipment and personnel. The Company believes that these facilities are adequate for its needs at the present time. See Note 10 to the Financial Statements for additional information regarding future minimum lease commitments.


ITEM 3.  LEGAL PROCEEDINGS

       Other than the license and regulatory proceedings described under "Business - Government Regulation," the Company is not currently a party to any legal proceedings, which, individually or in the aggregate, the Company believes will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       Teligent has authorized two classes of Common Stock, Class A Common Stock and Class B Common Stock. The Company's Class A Common Stock was initially offered to the public on November 21, 1997 and is listed on The Nasdaq Stock Market under the symbol "TGNT." Teligent's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), is not traded on any exchange. As of March 20, 1998, there were three stockholders of record of the Class B Common Stock. The following table sets forth for the periods indicated the high and low sales price information of the Class A Common Stock as reported on The Nasdaq
National Market System. Such transactions reflect inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                      CLASS A
                                                   COMMON STOCK
                                                   ------------
                                                   HIGH     LOW

                                                  ----      ---

November 21, 1997 to December 31, 1997             $27    $21 1/2


       As of March 20, 1998, the last sale price of the Class A Common Stock as reported on The Nasdaq National Market was $33.00 per share. As of March 20, 1998 there were 111 record holders of Teligent's Class A Common Stock, which number does not include stockholders who beneficially own shares held in street name by brokers.

        Teligent has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The terms of the indentures relating to the Company's 11 1/2% Senior Notes due 2007 and the Company's 11 1/2% Discount Notes due 2008 restrict the ability of the Company to pay dividends on Common Stock, as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note 13 to the Company's Financial Statements included in Item 14 elsewhere in this Annual Report on Form 10-K.

        On November 21, 1997, the Commission declared effective the Company's Registration Statement on Form S-1 (Registration No. 333-37381) relating to the Equity Offering, pursuant to an Underwriting Agreement dated November 20, 1997 (the "Underwriting Agreement") between Teligent and Merrill Lynch & Co., Salomon Brothers Inc., Bear Stearns & Co. Inc. and Goldman, Sachs & Co., as representatives of the Underwriters named therein (the "Underwriters"). The Equity Offering was consummated on November 26, 1997. The shares of Class A Common Stock were offered to the public at $21.50 per share or an aggregate offering price of $136.0 million. Proceeds to the Company, after deducting underwriting discounts and commissions but before deducting expenses estimated at $1.5 million, was $125.7 million. The expenses incurred in connection with the offering were attributable to legal and accounting fees, printing costs and other filing and offering costs. The Company has used the proceeds of the Equity Offering, together with proceeds from the Senior Notes Offering, to fund capital expenditures and general working capital requirements.

        On February 20, 1998, the Company completed an offering (the "Discounted Notes Offering") pursuant to Rule 144A under the Securities Act, of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% payable March 1 and September 1 through March 1, 2008. The Discount Notes were sold at an aggregate price of $250.7 million, and the Company received approximately $243.1 million net proceeds, after deductions for offering expenses. The Discount Notes were purchased by Merrill Lynch, Pierce, Fenner & Smith Incorporated; Goldman, Sachs & Co.; Salomon Brothers Inc.; and TD Securities USA Inc.


ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data presented below as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996 were derived from the Company's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and the related notes thereto, included elsewhere in this Annual Report on Form 10-K.


                                                       March 5, 1996
                                  Year Ended      (date of inception) to
                                  December 31,          December 31,
                                  ------------          ------------
                                     1997           1997          1996
                                     ----           ----          ----
                            (in thousands, except share and per share data)
Statement of Operations Data:
 Revenues                        $    3,311     $    4,697     $   1,386
 Cost and expenses:
  Cost of services                    4,785          6,410         1,625
  Sales, general and administrative  43,466         53,048         9,583
  Stock-based compensation           84,043         86,821         2,778
  Depreciation and amortization       6,454          6,618           164
                                    -------        -------        ------
 Total costs and expenses           138,748        152,897        14,150
                                    -------        -------        ------
 Operating loss                    (135,437)      (148,200)      (12,764)
 Interest and other income            3,242          3,252            10
 Interest expense                    (5,859)        (6,739)         (879)
                                    -------        -------        ------
  Net loss                       $ (138,054)    $ (151,687)    $ (13,633)
                                    =======        =======        ======

Other Data:
 Net loss per share outstanding  $    (2.94)    $    (3.25)    $   (0.29)
 Weighted average common
  shares outstanding             46,950,860     46,638,160    46,257,709
 Modified EBITDA (1)             $  (41,940)    $  (50,762)    $  (8,822)
 Cash used in operating
  activities                        (34,428)       (40,474)       (6,047)
 Cash used in investing
  activities                       (114,587)      (118,296)       (3,709)
Cash provided by financing
  activities                        572,613        583,671        11,058


                                                      December 31,
                                                      ------------
                                                    1997       1996
                                                    ----       ----
                                                    (in thousands)

Balance Sheet Data:
 Cash and cash equivalents                     $  424,901    $ 1,303
 Working capital (deficit)                        441,316     (6,978)
 Property and equipment, net                        8,186      3,545
 Total assets                                     596,380      5,145
 Long-term debt, less current portion             300,000         --
 Stockholders' equity (deficit)                   274,146     (3,575)


(1) Modified EBITDA consists of earnings before interest, taxes, depreciation, amortization, non-cash charges for stock-based compensation and for the amortization of notes receivable from Executive. While not a measure under generally accepted accounting principles ("GAAP"), EBITDA (earnings before interest, taxes, depreciation and amortization) is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. Although EBITDA should not be construed as a substitute for operating income determined in accordance with GAAP, it is included herein to provide additional information with respect to the ability of the Company to meet future debt service, capital expenditures and working capital requirements. See the Financial Statements and the notes thereto. As all companies and analysts do not calculate these non-GAAP measurements in the same manner, the amount may not be comparable to other calculations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

GENERAL

       The following discussion and analysis is based upon the financial statements of the Company from its inception on March 5, 1996 to December 31, 1997 and should be read in conjunction with the Financial Statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

       Teligent intends to capitalize on a convergence of technological, regulatory and market developments to capture revenues in the estimated $110 billion business telecommunications market. Teligent's goal is to be a premier facilities-based provider of telecommunications solutions to small and medium-sized businesses. The Company intends to provide cost-effective, high bandwidth connectivity in order to offer an integrated package of local and long distance telephone service, high-speed data connectivity, Internet access and videoconferencing.

       The Company's business commenced on March 5, 1996, and the Company has generated only nominal revenues from operations to date. Prior to the transfer by MSI and DSC of their fixed wireless licenses to the Company in October 1997, revenues and cash flows associated with customers using the fixed wireless licenses were accounted for by MSI and DSC. Accordingly, Teligent's historic revenues principally reflect certain management and administration services to MSI and DSC in connection with the development, construction and operation of their 18 GHz and subsequently 24 GHz fixed wireless networks. The Company's primary activities have focused on the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems and the negotiation of interconnection agreements.

       The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. After the Company initiates service in a significant number of markets, the Company expects to achieve positive operating margins over time by increasing the number of revenue-generating customers and providing additional capacity for its customers without significantly increasing related capital expenditures, costs of building access rights and other operating costs. Over time, the Company believes that its cost structure will be further enhanced as the majority of its network deployment costs will consist of electronics, which tend to decline in price through time as economies of scale are achieved. The Company expects that operating and net losses and negative operating cash flow will increase significantly as the Company implements its growth strategy. See "--Liquidity and Capital Resources."

FACTORS AFFECTING FUTURE OPERATIONS

        The Company's primary activities to date have focused on the Acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems and the negotiating of interconnection agreements.
The Company's ability to provide commercial service on a widespread basis and to generate revenues and positive operating cash flow will depend on its ability to, among other things, (i) develop its operational and support systems, (ii) acquire appropriate building access for its operations, (iii) obtain state authorizations to operate as a CLEC and an IXC in its market areas and any other required local authorizations,
(iv) commercialize its 24 GHz point-to-multipoint technology on a market-by-market basis, (v) attract and retain an adequate customer base,
(vi) raise additional capital, (vii) attract personnel and (viii) enter into an implement interconnection agreements with ILECs. Given the Company's limited operating history, there can be no assurance that it will be able to achieve these goals, generate sufficient revenues to make principal and interest payments on its indebtedness, or compete successfully in the telecommunications industry.

        Although fixed wireless point-to-point technology has been in use for a significant period of time, two-way point-to-multipoint technology has only been deployed on a limited basis, and not at the 24 GHz frequency (other than in connection with the Company's trial locations). The Company has selected point-to-multipoint technology because the Company believes it will offer several advantages over other technologies. However, the Company's point-to-multipoint technology has not been tested on a commercial basis and may not perform as expected or provide the advantages expected by the Company.

REVENUES

       Target Market and Penetration. Teligent's wireless licenses cover approximately 3.7 million U.S. businesses and 26.7 million business lines in 74 of the most populous U.S. metropolitan market areas. The Company intends to focus its marketing efforts on small and medium-sized businesses with 5 to 350 telephone lines. Teligent's market research indicates that a significant portion of its target customer base is currently dissatisfied with its ILEC service. To address this market opportunity, Teligent plans to initially focus its sales efforts on business customers whose needs are not well served by fiber-based services and whose bandwidth needs are not adequately met by copper-based services.

       The Company has compiled geographic databases of commercial buildings, business establishments and multi-tenant units. These databases will be used to optimize network deployment as well as target sales and marketing efforts in order to maximize capital efficiency. In addition, by using this data, the Company plans to measure its performance by market segment as it grows and then use this analysis to optimize deployment of its network in the future.

       Service Offering. Teligent initially intends to derive the majority of its revenues from local switched voice and data communications services directly provided to end user customers. Teligent also intends to offer an integrated package of local and long distance telephone services, value-added services, high speed data connectivity, Internet access and videoconferencing. As a result of regulatory constraints, local and long distance services have historically been purchased separately. Due to changes in the regulatory environment, the Company believes business customers will increasingly seek to purchase local and long distance service from the same provider. Where economically attractive, the Company may also enter into arrangements through which other carriers could resell Teligent's services to their own customers.

       Pricing. Teligent's pricing structures will vary according to service. Switched voice service revenues will typically consist of two types of charges: a fixed charge for access to the network and additional charges based on actual usage. Data service revenues will more commonly consist solely of fixed charges as the result of the current industry practice of providing service on a dedicated basis. In the future, the Company believes that its wireless local networks will be able to offer advanced functions, which would enable data services to be provided on an as-needed basis instead of on a dedicated basis. As a result, Teligent expects to be able to price its data services on a usage basis, which may prove more economical and attractive to potential customers than dedicated pricing, enabling Teligent to differentiate itself in the marketplace.

       As a new market entrant, Teligent's strategy will be to price its services competitively to gain market share early. For switched voice services and other services already provided by the ILEC, the Company expects to price at a discount. For certain data and bandwidth-intensive services that may not be provided by competitors or for which there may exist an underserved market demand, the Company may be able to price its services at a premium. The Company anticipates that some ILECs may reduce their prices as increased competition begins to erode their market share. The Company believes that it will be able to remain competitive if market prices decline because of its lower expected network cost. The Company also expects to price its bundled long distance service at a discount to market prices as a further incentive to attract potential customers and to broaden its revenue base.

       Churn. Similar to other telecommunications providers, the Company expects to encounter customer churn as its customer base grows. The Company believes that it will be able to mitigate churn through its competitive pricing, ability to provide last mile local loop service through its own networks, which will enhance its ability to ensure high quality service by minimizing its reliance on the ILEC for maintenance or equipment upgrades, and its bundled service offering. In the event of customer churn, the Company's customer premise equipment will be able to be redeployed at other customer premises thereby reducing the risk of stranded assets.

NETWORK RELATED COSTS

       In addition to the capital expenditures described below, additional costs are required to operate and maintain the networks, including: real estate leases for switching centers, base station sites and customer sites; preparation, installation, operation and maintenance of switching centers, base station sites and individual customer radio links, as well as customer premise equipment; leasing of backhaul facilities between base station sites and switching centers; network operation center facility expense; the cost to interconnect and terminate traffic with other network providers; software licensing fees; and network design and base station configuration planning.

       Site Leases. Site lease costs, particularly customer rooftop lease costs, may represent a substantial ongoing operating expense. Teligent has developed a detailed strategy to minimize these costs. First, as part of its sales strategy, the Company will focus its marketing efforts in targeted buildings where site leases are being or have already been acquired. Multiple customers located in the same building can therefore share a single rooftop antenna, as opposed to having individual customers dispersed across multiple buildings, each of which would require an individual antenna and a rooftop lease. Second, Teligent is exploring alternative approaches to building access.

       Base Station Sites. Base station sites will primarily be located on rooftops of existing buildings. The Company anticipates that it will be able to utilize existing structures more frequently than PCS and cellular providers, which cover areas that Teligent does not intend to prioritize, such as highways and residential streets, where there may be a lack of suitable existing structures. Rather, the Company expects that most of its target customers will be located in business districts which contain existing commercial buildings suitable for base station sites, thereby minimizing site construction costs.

       Installation and Maintenance. The Company will require a significant number of network installation and maintenance personnel for each market. As the Company's customer base grows, so will its utilization of switching centers, the base station to switch transport network and base station sites, all of which require regular maintenance. While certain customer premise maintenance will be simple enough for customers to perform themselves, Company technicians will still be required to perform customer site maintenance and service changes.

       Base Station to Switch Transport. Traffic between base station sites and the Company's switching centers will be carried over a combination of Company-owned wireless microwave links as well as hybrid fiber optic transmission facilities, where appropriate. Additionally, as customers are added and the base station to switch transport capacity requirements increase, some of the wireless links initially deployed may be replaced with additional fiber-based facilities. In such cases, the wireless equipment may be redeployed elsewhere in the network, in order to reduce stranded assets.

       Interconnection Costs. Because the vast majority of local telecommunications users are currently served by ILECs, local calls originating on Teligent's network will most likely be to other parties served by an ILEC. In such cases, Teligent will be required to pay interconnection fees to connect calls to subscribers on the ILEC's network. Additionally, the Company expects to lease capacity from other network providers to carry much of its long distance and Internet traffic. As a facilities-based local access provider, Teligent will earn access charges for long distance services it provides to local customers on its network, thereby significantly enhancing its operating margins. The Company believes that this will become an added competitive advantage as it expands its revenue base by providing an increasing portion of long distance services.

COST OF OPERATIONS

       Teligent will incur operating costs common to all telecommunications providers including customer service and technical support, information systems, billing and collections, general management and overhead expense, office leases, bad debt expense and administrative functions. Those functional areas driven by headcount, such as customer service, will increase gradually as required by customer demand. Other areas, particularly information and billing systems, may require significant upfront capital expenditures and operating costs to the extent that the Company purchases or creates its own infrastructure. Because Teligent lacks any legacy systems, the Company believes that it has the opportunity to develop systems that provide greater functionality and flexibility than many existing operators.

       The Company's experienced management team has demonstrated past success in building and managing each of these functional areas. Company management is currently designing, developing and hiring the necessary staff for all of its operational departments. Management anticipates that centralized staff and operations will decrease as a portion of the Company's operating expenses over time. As the Company commercializes more markets and the customer base grows, the number of market-specific workers is expected to grow to represent the majority of the Company's employees. However, certain functions such as customer service call centers, network operations monitoring and billing and site planning are likely to remain centralized in order to achieve economies of scale.

        The success of the Company depends, in large part, upon the continuing contributions of its key technical, marketing, sales and management personnel. The Company's future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and the Company's inability to attract and retain additional key employees could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future.

       Sales and Marketing Costs. Teligent intends to employ a significant direct sales force to focus on the end user. The salespeople will have performance incentives through a structure that will link a significant portion of each person's compensation to the actual revenue produced by that individual. Particularly in the first few years, the sales force will target the specific geographic areas covered by newly constructed base station sites. As the network's geographic coverage expands, Teligent expects it will broaden its marketing and advertising activities. In addition, to enhance profitability and maximize benefits of network architecture, salespeople will be encouraged to maximize penetration in "on net" buildings that already have installed CPE. The Company also intends to use alternate or indirect channels of distribution, including a sales agent program.

       Software and Development Costs. The Company expects to incur significant costs for rights to the software used within the wireless local loop, switching and network management portions of its network. The Company will incur significant software-related costs as it builds and maintains its advanced information systems to support functions such as billing and customer care.

       Stock-based Compensation.  The Company granted Company
Appreciation Rights ("CARs") to Alex Mandl and Appreciation Units to employees and directors (collectively "Equity Awards"). See note 4 to the financial statements, "Stock-based Compensation." These
Equity Awards were considered to be variable awards due to certain provisions thereof, and therefore gave rise to compensation expense.
In connection with the Offerings, the Equity Awards were converted, effective as of the consummation of the Offerings, into stock options of Teligent, Inc. having the same vesting schedule, vesting rights and term as the applicable Equity Award converted. This conversion created a measurement date whereby the variable Equity Awards were converted to nonvariable stock options. The intrinsic value of the Equity Awards upon conversion to stock options resulted in non-cash compensation expense of $186.3 million, of which $84.0 million and $2.8 million were recorded in 1997 and 1996, respectively, and additional non-cash expense of up to $99.5 million will be expensed over the remaining vesting period of the options as follows: $25.2 million per year through 2000, $21.4 million in 2001, and $2.5 million in 2002.


DEPRECIATION AND AMORTIZATION

       The Company depreciates and amortizes its property and equipment using the straight line method over the estimated useful life of the assets ranging from five to ten years for equipment and the lesser of the life of the asset or the lease term for leasehold improvements.
FCC licenses are amortized over fifteen years.

       The Company uses certain property and equipment to provide service to customers on an 18 GHz frequency. However, the Company's future business plans are to deploy a 24 GHz frequency network in its capacity as a telecommunications provider. As such, the Company has recorded, as a component of depreciation expense in 1997, an impairment loss of $5.0 million, which represents the difference between the net book value of the assets prior to the impairment loss and the estimated future cash flows to be derived by the assets.


CAPITAL EXPENDITURES

       The Company's principal capital expenditure requirements involve the purchase and installation of CPE, base stations, network switches and switch electronics and network operations center expenditures.

       Customer Premise Equipment. The purchase and installation of CPE is the largest single capital expense component in Teligent's business plan, and represents a success-based capital expenditure. Success-based capital expenditures afford Teligent greater flexibility in its business plan and reduce the risk of deploying equipment and capital which are not associated with customers and revenues. While a certain amount of equipment must initially be installed at each base station, the majority of the equipment (and cost) will depend upon the number of customers acquired. As more customers are loaded onto a given base station area, the initial base station equipment will be augmented with additional sectors, radios, antennas and modems to meet customer demand.

       The Company's CPE costs include an integrated radio/antenna unit, modem(s), power supply, multiplexer and router equipment, line interface cards, and cables and installation materials. Portions of the CPE costs can also be shared among multiple customers in the same building, thereby reducing the capital expenditures required per customer. In addition, in the event of customer churn, the Company's
CPE can be redeployed at other customer premises thereby reducing stranded assets.

       Base Station Site. A base station will be able to serve customers within a 360-degree coverage area, subject to lines of sight. Teligent expects its average coverage radius will be approximately three miles (five kilometers), depending on local conditions. A base station will typically comprise four to eight sectors, each of which cover a radial section of the service area depending on coverage and capacity requirements. Each sector requires one or more radio/antenna units and modems, depending on the system deployed. Construction costs per base station are typically higher than are construction costs per customer site. The Company expects that its sites will typically be built on top of buildings as opposed to towers constructed by the Company.

       Base Station to Switch Transport. Teligent will transport traffic between its base stations and switching sites. To the extent the Company uses wireless transport rather than leased fiber, it will incur capital expenditures as opposed to operating costs.

       Switching. Switching costs include traditional circuit-based switches, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet- and cell-based switching systems, such as ATM and Frame Relay switches, power systems, and environmental maintenance equipment. The Company expects to eventually deploy a switch in each of its markets and thereafter will be able to add increased switching capacity by adding more ports to each existing switch. Accordingly, the cost structure for switches is expected to have both a fixed and variable cost component.


BUSINESS DEVELOPMENT, CAPITAL EXPENDITURES AND ACQUISITIONS

       From inception through December 31, 1997, expenditures for property and equipment total $13.7 million. In addition, the Company has incurred significant other costs and expenses in the development of its business and has recorded cumulative losses from inception through December 31, 1997 of approximately $151.7 million. This amount includes $86.8 million of non-cash compensation, consisting of expenses associated with the Equity Awards. In October 1997, the Company consummated its acquisition of FirstMark, whereby it acquired all of the capital stock of FirstMark, which holds additional FCC authorizations and licenses, for an aggregate purchase price (before related expenses) of approximately $42 million which consisted of $10.5 million in cash and a 5% member interest in the predecessor to the Company, Teligent, L.L.C (which such member interest was subsequently converted to 1,831,410 shares of Class A Common Stock in the Company as a result of the Merger.) The Company may, when and if the opportunity arises, acquire other spectrum rights or related businesses, incur expenses in the development of new technologies and expand its fixed wireless broadband services into new market areas.


YEAR 2000

        While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.


RESULTS OF OPERATIONS

       Prior to the transfer by MSI and DSC of their fixed wireless licenses to the Company, revenues and cash flows associated with customers using the fixed wireless licenses were accounted for by MSI and DSC. Accordingly, the Company's historic revenues principally reflect certain management and administration services to MSI and DSC in connection with the development, construction and operation of their 18 GHz and subsequently 24 GHz fixed wireless networks. Additionally, Teligent has been or will be reimbursed by MSI and DSC for the cost of certain services provided by Teligent prior to the transfer by MSI and DSC of their fixed wireless licenses to Teligent, in connection with the construction and operation of the fixed wireless links related to the 18 GHz and 24 GHz licenses. During the fourth quarter, the fixed wireless licenses previously owned by MSI and DSC were contributed to the Company, and the management service arrangements related to these licenses ended.


TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD MARCH 5, 1996 (INCEPTION) TO DECEMBER 31, 1996

       For the twelve months ended December 31, 1997, the Company generated revenues of approximately $3.3 million principally from services provided to MSI and DSC, including $2.7 million of management and other services primarily provided to MSI and DSC, and $0.6 million from equipment leases.

       For the period March 5, 1996 (inception) to December 31, 1996, the Company generated revenues of $1.4 million principally from services provided to MSI and DSC, including $1.2 million of management and other services primarily provided to MSI and DSC, and $0.2 million from equipment leases.

       For the year ended December 31, 1997, the Company incurred operating expenses (other than interest expense) of approximately
$138.7 million, including $4.8 million relating to the cost of services, $43.5 million of sales, general and administrative expenses, primarily due to payroll and consulting costs relating to the , commencement of operations of the Company, and $84.0 million of non-cash expense associated with the Equity Awards. Interest expense for 1997 was $5.9 million, due to borrowings under a Revolving Credit Agreement (terminated in November 1997) and a $300 million public debt offering which occurred in November 1997. Interest and other income for 1997 was $3.2 million, primarily as a result of interest earned on cash and investments. Depreciation and amortization for 1997 was $6.5 million due to higher capital expenditures, an impairment loss included in depreciation of $5.0 million and amortization of intangibles acquired in the year.

       For the period March 5, 1996 (inception) to December 31, 1996, the Company incurred operating expenses (other than interest expense) of approximately $14.1 million, including $1.6 million relating to the cost of services and $9.6 million of sales, general and administrative expenses, primarily due to payroll and consulting costs relating to the commencement of operations of the Company, and $2.8 million of non-cash expense associated with the Equity Awards. Interest expense for the period ending December 31, 1996 was $0.9 million, primarily due to the loan structuring fee for a certain Revolving Credit Agreement, which such Revolving Credit Agreement was subsequently terminated by the Company in November 1997. The
Company expects to generate significant operating and net losses for the next several years.

LIQUIDITY AND CAPITAL RESOURCES

       Unlike other new wireless entrants that have expended considerable capital to acquire licenses, the majority of Teligent's licensed spectrum was contributed by MSI and DSC, and Teligent has no outstanding liabilities for license purchases. The development of the Company's business and deployment of its services and systems will require significant capital to fund capital expenditures, working capital, debt service and operating losses. The Company's principal capital expenditure requirements involve the purchase and installation of CPE, base stations, network switches and switch electronics and network operations center expenditures and information systems, platforms and interface. The Company intends to offer its integrated package of services in at least 10 market areas by the end of 1998 and 30 by the end of 1999, and subsequently in all of its 74 currently licensed market areas. Based on the Company's current business plan, the Company anticipates its existing cash balances, together with the Vendor Financing and proceeds from its Discount Notes Offering, each as defined below, will be sufficient to fund the Company's capital requirements through December 2000. Actual capital requirements may vary based upon the timing and success of the Company's roll-out. If demand for the Company's services is lower than expected, the Company expects to be able to reduce demand-driven capital expenditures such as CPE and switch electronics. If the Company accelerates implementation of its network roll-out, the Company may be required to obtain additional financing earlier than anticipated.

       The Company expects that its capital requirements after December 2000 will require it to obtain additional financing, which may include commercial bank borrowings, additional vendor financing or the sale or issuance of equity and debt securities either through one or more offerings or to one or more strategic investors. There can be no assurance that the Company will be successful in raising sufficient additional capital at all or on terms acceptable to the Company.

       Because the Company's cost of rolling-out its networks and operating its business, as well as the Company's revenues, will depend on a variety of factors (including the ability of the Company to meet its roll-out schedules, the ability of the Company to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and penetration of new services that may be offered by the Company, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above. Further, the exact amount of the Company's future capital requirements will depend upon many factors, including the cost of the development of its networks in each of its markets, the extent of competition and pricing of telecommunications services in its markets, the acceptance of the Company's services and the development of new products.

INITIAL PUBLIC COMMON STOCK OFFERING

       In November 1997, the Company completed an initial public offering of 6,325,000 shares of Common Stock at $21.50 per share, raising approximately $125.7 million of net proceeds, after deducting approximately $10.3 million of offering expenses.

PUBLIC DEBT OFFERING

       In November 1997, the Company issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes".) The Company used approximately $93.9 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2% per annum and is payable semi-annually on June 1 and December 1, commencing June 1, 1998.

DISCOUNT NOTES OFFERING

       On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount
Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount
Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. The Company received approximately
$243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

VENDOR FINANCING

       Teligent has the ability to source key network components from a number of equipment vendors. Unlike many cellular and PCS networks, fixed wireless networks can be constructed using equipment from different manufacturers because customers do not roam between base stations. Teligent believes that the flexibility provided by vendor diversity will assist in ensuring an adequate and prompt supply of equipment at attractive prices.

       The Company has entered into the Network Products Purchase Agreement with Nortel for the purchase of certain telecommunications system equipment, software and services (collectively, the "Deliverables"). The Company has also entered into a commitment letter with Nortel setting forth the anticipated terms and conditions under which Nortel will provide loans in an aggregate amount of up to $780 million (the "Nortel Loans") which will be used to finance the purchase of the Deliverables and provide working capital (the "Financing Commitment Letter"). The Financing Commitment Letter expires May 31, 1998 and the Company is currently negotiating a new credit facility with a consortium of banks under which the Company will finance all purchases made under the Network Products Purchase Agreement. The purchase and sale of certain Deliverables from Nortel has commenced in advance of the signing of this agreement.

 HISTORICAL CASH FLOWS

       To develop its networks, the Company has relied upon several sources for its cash flow. The Company received cumulative cash contributions of approximately $70.4 million from MSI and DSC. MSI and DSC also lent $15.0 million to Alex J. Mandl in connection with his employment by the Company for the Company's benefit. The Company used $42.5 million of the Additional Sponsor Cash Contributions to repay the outstanding balance of the Revolving Credit Agreement. In November 1997, the Company received net proceeds of cash contributions totaling $99.0 million (net of transaction expenses) from NTT pursuant to a Securities Purchase Agreement, and the Company received an additional $414.3 million of net proceeds from its public debt and equity offerings. The Company used $93.9 million of the net proceeds from the debt offering to purchase a portfolio of U.S. Treasury Securities, pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000.

       From inception through December 31, 1997, the Company used $40.5 million of cash in its operating activities and $118.3 million of cash in its investing activities. At December 31, 1997, the Company had working capital of $441.3 million and cash (including cash equivalents) of $424.9 million, as compared to a working capital deficit of $7.0 million and cash of $1.3 million at December 31, 1996. The increase in working capital from December 31, 1996 to December 31, 1997 is primarily a result of the sponsor cash contributions and the Offerings. The buildout of the Company's networks and the marketing of its services will require significant capital and operating expenditures.

       The Company's total assets increased from $5.1 million as of December 31, 1996 to $596.4 million at December 31, 1997, due primarily to cash from the Additional Sponsor Cash Contributions and the Offerings. Property and equipment, net of accumulated depreciation, comprised $3.5 million of total assets at December 31, 1996, and $8.2 million at December 31, 1997.

       The Company used cash in operations of $6.0 million for the period March 5, 1996 (date of inception) through December 31, 1996, primarily due to the loss from operations for the period offset by the current liabilities at December 31, 1996. For the year ended December 31, 1997 the Company used cash in operations of $34.4 million, due primarily to the operating loss for the period offset by non-cash stock-based compensation and current liabilities at December 31, 1997

       The Company used cash in investing activities of $3.7 million for the period March 5, 1996 (date of inception) to December 31, 1996 relating to the purchase of property and equipment. For the year ended December 31, 1997, the Company used $114.6 million in investing activities, consisting primarily of $10.0 million relating to the purchase of property and equipment, $10.5 million of payments relating to the acquisition of FirstMark and $93.9 million related to the purchase of U.S. Treasury securities which are pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000.

       The Company's cash flows provided by financing activities for the period March 5, 1996 (date of inception) to December 31, 1996 were
$11.1 million, consisting of cash capital contributions from MSI and DSC of $9.1 million, and borrowings under the Revolving Credit
Agreement of $2.0 million. Cash flows provided by financing activities for the year ended December 31, 1997 amounted to $572.6 million, consisting primarily of $160.3 million of capital contributions from MSI, DSC and NTT, and $414.3 million of net proceeds from the Equity Offering and the offering of the Senior Notes, after costs of $21.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's financial statements and supplementary data, together with the report of the independent auditor, are included or incorporated by reference elsewhere herein. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" following the signature pages hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. If the registrant does not file a definitive proxy statement with the SEC on or before April 30, 1998, the registrant will, on or before April 30, 1998, file an amendment to this Form 10-K containing the Part III information.


ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. If the registrant does not file a definitive proxy statement with the SEC on or before April 30, 1998, the registrant will, on or before April 30, 1998, file an amendment to this Form 10-K containing the Part III information.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. If the registrant does not file a definitive proxy statement with the SEC on or before April 30, 1998, the registrant will, on or before April 30, 1998, file an amendment to this Form 10-K containing the Part III information.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. If the registrant does not file a definitive proxy statement with the SEC on or before April 30, 1998, the registrant will, on or before April 30, 1998, file an amendment to this Form 10-K containing the Part III information.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

      Balance Sheets, December 31, 1997 and 1996
      Statements of Operations for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996
      Statements of Stockholders' Equity (Deficit) for the period from
        March 5, 1996 (date of inception) to December 31, 1997
      Statements of Cash Flows for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996
      Notes to Financial Statements

(2) Financial Statement Schedules

      All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or notes thereto included elsewhere in this report.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1997.

(c) Exhibits.  The following exhibits are filed as a part of this
               Annual Report on Form 10-K:

3.1 Form of Certificate of Incorporation of Registrant, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
       No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
3.2 Form of By-laws of Registrant , filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
4.1 Form of Stockholders Agreement, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
4.2 Form of Indenture between the Registrant, as issuer, and First Union National Bank, as Trustee, relating to Registrant's Senior Notes due 2007, including form of Note, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
4.3   Form of Pledge Agreement between Registrant, as issuer, and First
       Union National Bank, as Escrow Agent, relating to Registrant's
       Senior Notes due 2007, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
4.4 Form of Indenture between the Registrant, as issuer, and First Union National Bank, as Trustee, relating to Registrant's Senior Discount Notes due 2008, including form of Note.
4.5   Form of Certificate for the Class A Common Stock, filed as Exhibit to the Company's Registration Statement on Form S-1 (Registration
       No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.1 Employment Agreement, dated August 19, 1996, between Associated Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.2 Stock Contribution Agreement, dated as of March 10, 1997, among Associated Communications, L.L.C., FirstMark Communications, Inc.
       and Lynn Forester, filed as Exhibit 10.2 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
10.3 Securities Purchase Agreement, dated as of September 30, 1997, by and among Teligent, L.L.C., Microwave Services, Inc., Digital Services Corporation, and Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.4  Form of Registration Rights Agreement, by and among Teligent, L.L.C.
       and Nippon Telegraph and Telephone Corporation, filed as Exhibit to the Company's Registration Statement on Form S-1
       (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.5 Form of Technical Services Agreement, by and among Teligent, L.L.C. and NTT America, Inc. , filed as Exhibit 10.5 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
10.6 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave
       Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 10.6 to the Company's Registration
       Statement on Form S-1 (Registration No. 333-37381), dated November
       26, 1997, and incorporated herein by reference.
10.7 Agreement and Plan of Merger, dated as of October 6, 1997, by and between Teligent, Inc. and Teligent, L.L.C. , filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration
       No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.8 Form of Lease Agreement, dated as of July 22, 1997, for the 8065 Leesburg Pike, Vienna, Virginia office space lease between NHP Incorporated and Teligent, L.L.C. , filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.9 Form of Teligent, Inc. 1997 Stock Incentive Plan, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration
       No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.10 Network Products Purchase Agreement, dated December 11, 1997, by and between Northern Telecom Inc. and Teligent, Inc. *
10.11 Financing Commitment Letter of Intent, dated October 28, 1997, by and between Northern Telecom Inc. and Teligent, Inc, filed as Exhibit to the Company's Registration Statement on Form S-1
       (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.12 Promissory Note, dated February 1, 1997, by Kirby G. Pickle, Jr. to Associated Communications, L.L.C. , filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.13 Promissory Notes, each dated October 29, 1997, by Abraham L. Morris to Teligent, L.L.C. , filed as Exhibit 10.11 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381),
       dated November 26, 1997, and incorporated herein by reference.
10.14 Promissory Note, dated August 5, 1997, by Laurence E. Harris to Associated Communications, L.L.C. , filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.15 Promissory Note, dated April 7, 1997, by Steven F. Bell to Associated
       Communications, L.L.C. , filed as   Exhibit 10.14 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.16 Registration rights agreement dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc.
21.1  Significant Subsidiaries of the Registrant.
23.1  Consent of Ernst & Young LLP, Independent Auditors.
27.1 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)


* - Portions of this document have been omitted pursuant to a request for confidential treatment.



                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TELIGENT, INC
                                        (Registrant)


Date:  March ___, 1998.                 By:
                                           ------------------------
                                           Alex J. Mandl
                                           Chairman of the Board, Chief
                                           Executive Officer and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date:  March 30, 1998                  By:  /s/Alex J. Mandl
                                           ------------------------
                                           Alex J. Mandl
                                           Chairman of the Board, Chief
                                           Executive Officer and Director





Date:  March 30, 1998                  By:  /s/Abraham L. Morris
                                           ------------------------
                                           Abraham L. Morris
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)




Date:  March 30, 1998                  By:  /s/Cindy L. Tallent
                                           ------------------------
                                           Cindy L. Tallent
                                           Vice President and Controller
                                          (Principal Accounting Officer)




Date:  March 30, 1998                  By:  /s/Myles P. Berkman
                                           ------------------------
                                           Myles P. Berkman
                                           Director




Date:  March 30, 1998                  By:  /s/David J. Berkman
                                           ------------------------
                                           David J. Berkman
                                           Director



Date:  March 30, 1998                  By:  /s/William H. Berkman
                                           ------------------------
                                           William H. Berkman
                                           Director



Date:  March 30, 1998                  By:  /s/Donald H. Jones
                                           ------------------------
                                           Donald H. Jones
                                           Director



Date:  March 30, 1998                  By:  /s/Tetsuro Mikami
                                           ------------------------
                                           Tetsuro Mikami
                                           Director



Date:  March 30, 1998                  By:  /s/Rajendra Singh
                                           ------------------------
                                           Rajendra Singh
                                           Director


TELIGENT, INC.
INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                    Number

Report of Ernst & Young LLP, Independent Auditors ...........         F-2
Balance Sheets, December 31, 1997 and 1996 ..................         F-3
Statements of Operations for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to
   December 31, 1997 and 1996................................         F-4
Statements of Stockholders' Equity (Deficit) for the period from
March 5, 1996 (date of inception) to December 31, 1997 ......         F-5

Statements of Cash Flows for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to
  December 31, 1997 and 1996 ................................         F-6
Notes to Financial Statements ...............................         F-7



           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Teligent, Inc.

We have audited the accompanying balance sheets of Teligent, Inc., (a development stage company) (formerly Teligent, L.L.C.) as of December 31, 1997 and 1996, and the related statements of operations, and stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, and for the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teligent, Inc., (formerly Teligent, L.L.C.) at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, and for the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


										Ernst & Young LLP


Vienna, Virginia
February 27, 1998



                              TELIGENT, INC.
                     (a development stage company)
                             BALANCE SHEETS

                                                            December 31,
                                                            ------------
                                                   1997                 1996
                                                   ----                 ----
 ASSETS
 Current assets:
  Cash and cash equivalents                     $424,900,715       $ 1,302,612
  Prepaid expenses and other current assets        7,087,268           147,073
  Restricted cash and investments                 30,372,962                 -
                                                 -----------         ---------
   Total current assets                          462,360,945         1,449,685

 Property and equipment, net                       8,185,899         3,544,949

 Restricted cash and investments                  64,702,148                 -
 Intangible assets, net                           60,354,191                 -
 Other assets                                        777,085           150,695
                                                 -----------         ---------
   Total assets                                 $596,380,268       $ 5,145,329
                                                 ===========         =========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
  Accounts payable                              $ 16,577,277       $ 3,002,179
  Accrued interest and other                       4,467,473           646,972
  Revolving line of credit                                 -         2,000,000
  Accrued company appreciation rights                      -         2,778,165
                                                 -----------         ---------
   Total current liabilities                      21,044,750         8,427,316
 11 1/2% Senior Notes, due 2007                  300,000,000                 -
 Other non-current liabilities                     1,189,296           292,548

 Commitments and contingencies
 Stockholders' equity (deficit):
  Preferred stock                                          -                 -
  Common stock                                       525,827                 -
  Member contributions                                     -        24,058,158
  Additional paid-in capital                     436,307,243                 -
  Deficit accumulated during
    the development stage                       (151,686,848)      (13,632,693)
                                                 -----------        ----------
                                                 285,146,222        10,425,465
  Notes receivable from Executive                (11,000,000)      (14,000,000)
                                                 -----------        ----------
   Total stockholders' equity (deficit)          274,146,222        (3,574,535)
                                                 -----------        ----------
  Total liabilities and stockholders'
    equity (deficit)                            $596,380,268       $ 5,145,329
                                                 ===========        ==========


                           See notes to financial statements

                                 TELIGENT, INC.
                             (a development stage company)
                               STATEMENTS OF OPERATIONS

                                                       Period from March 5, 1996
                                                          (date of inception) to
                                                             December 31,
                                                             ------------
                                      Year Ended
                                   December 31,1997      1997           1996
                                   ----------------      ----           ----
 REVENUES:
   Management fees and other services
      provided to members           $  3,278,254    $  4,664,596   $  1,386,342
   Wireless communication services        32,745          32,745              -
                                     -----------     -----------     ----------
     Total revenues                    3,310,999       4,697,341      1,386,342

 COSTS AND EXPENSES:
   Cost of services                    4,785,589       6,410,595      1,625,006
   Sales, general and administrative
    expenses                          43,465,732      53,048,369      9,582,637
   Stock-based compensation           84,042,581      86,820,746      2,778,165
   Depreciation and amortization       6,453,632       6,617,683        164,051
                                     -----------     -----------     ----------
     Total costs and expenses        138,747,534     152,897,393     14,149,859
                                     -----------     -----------     ----------
   Loss from operations             (135,436,535)   (148,200,052)   (12,763,517)

 Interest and other income             3,241,837       3,251,932         10,095
 Interest expense                     (5,859,457)     (6,738,728)      (879,271)
                                     -----------     -----------    -----------
 Net loss                          $(138,054,155)  $(151,686,848)  $(13,632,693)
                                     ===========     ===========    ===========

 Net loss per share                $       (2.94)  $       (3.25)  $      (0.29)
                                     ===========     ===========    ============
Weighted average common shares
 Outstanding                          46,950,860      46,638,160      46,257,709
                                     ===========     ===========    ============



                        See notes to financial statements


                                     TELIGENT, INC.
                             (a development stage company)
                      STATEMENTS OF AND STOCKHOLDERS' EQUITY (DEFICIT) Period from March 5, 1996 (date of inception) to
                                  December 31, 1997

                                         Capital      /----- Common Stock -----/
                                      Contributions          A               B-1
                                     -------------    ----------------  --------
Balance at March 5, 1996
  (date of inception)              $           -        $       -       $      -
Member capital contributions           24,058,158
                                      -----------         -------        -------
Balance at December 31, 1996           24,058,158               -              -
                                      -----------         -------        -------
Contribution of licenses from members   8,497,006
Acquisition                            31,500,000
Cash contributions                    100,300,612
Conversion of member interests
  to capital stock                   (164,355,776)         18,314        214,367
Public stock offering                                      63,250
                                      -----------          ------        -------
   Balance at December 31, 1997     $          -          $81,564       $214,367
                                      ===========          ======        =======

                                    /-------------- Common Stock --------------/
                                        B-2              B-3             Total
                                     -------         --------          --------
Balance at December 31, 1996           $     -         $      -       $      -

Contribution of equity prior to
  public offering                                          34,700         34,700
Conversion of member interests
  to capital stock                       172,062           23,134        427,877
Public stock offering                                                     63,250
                                         -------           ------        -------
Balance at December 31, 1997           $ 172,062          $57,834       $525,827
                                         =======           ======        =======

                                     Additional                       Receivable
                                      Paid-in       Accumulated         From
                                      Capital        Deficit         Executive
                                    ---------       -----------      ----------
Balance at March 5, 1996
  (date of inception)             $          -    $          -     $         -
Notes receivable from Executive                                    (15,000,000)
Amortization of notes receivable
  from Executive                                                     1,000,000
Net loss                                            (13,632,693)
                                    -----------     -----------     -----------
   Balance at December 31, 1996               -     (13,632,693)   (14,000,000)
                                    -----------     -----------     ----------
Contribution of equity prior to
  public offering                    59,965,300
Conversion of member interests
  to capital stock                  163,927,899
Conversion of CARs and Appreciation
 Units to stock options              86,820,746
Public stock offering               125,593,298
Amortization of notes
 receivable from Executive                                           3,000,000
Net loss                                           (138,054,155)
                                    -----------     -----------     ----------
   Balance at December 31, 1997   $ 436,307,243  $ (151,686,848)  $(11,000,000)
                                    ===========     ===========     ==========


                                                                Total
                                                             ----------
Balance at March 5, 1996
 (date of inception)                                      $           -
Member capital contributions                                 24,058,158
Notes receivable from Executive                             (15,000,000)
Amortization of notes receivable from Executive               1,000,000
Net loss                                                    (13,632,693)
                                                            -----------
   Balance at December 31,                                   (3,574,535)
                                                            -----------
Contribution of licenses from members                         8,497,006
Acquisition                                                  31,500,000
Cash contributions                                          100,300,612
Contribution of equity prior to public offering              60,000,000
Conversion of member interests
  to capital stock                                                    -
Conversion of CARs and Appreciation Units
   to stock options                                          86,820,746
Public stock offering                                       125,656,548
Amortization of notes receivable from Executive               3,000,000
Net loss                                                   (138,054,155)
                                                            -----------
   Balance at December 31, 1997                           $ 274,146,222
                                                            ===========

                            See notes to financial statements

                                   TELIGENT, INC.
                          (a development stage company)
                              STATEMENTS OF CASH FLOWS

                                                 Period from March 5, 1996 (date
                                                   of inception) to December 31,
                                  Year Ended        ----------------------------
                                December 31, 1997        1997            1996
                                -----------------       -----            ----
 CASH FLOWS FROM OPERATING ACTIVITES:

 Net loss                         $(138,054,155)   $(151,686,848)  $(13,632,693)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization      6,453,632        6,617,683        164,051
   Amortization of notes
    receivable from executive         3,000,000        4,000,000      1,000,000
   Amortization of debt issue costs      59,381           59,381              -
   Other noncurrent liabilities         896,748        1,189,296        292,548
   Stock-based compensation          84,042,581       86,820,746      2,778,165
   Other                               (626,390)        (777,085)      (150,695)
   Changes in current assets and
     current liabilities:
    Restricted cash and investments  (1,168,357)      (1,168,357)             -
    Prepaid expenses and other
     current assets                  (6,426,665)      (6,573,738)      (147,073)
    Accounts payable                 13,575,098       16,577,277      3,002,179
    Accrued expenses and other
     current liabilities              3,820,501        4,467,473        646,972
                                    -----------      -----------     ----------
     Net cash used in operating
      activities                    (34,427,626)     (40,474,172)    (6,046,546)
                                    -----------      -----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITES:

  Restricted cash and investments   (93,906,753)     (93,906,753)             -
  Purchase of property and equipment (9,960,652)     (13,669,652)    (3,709,000)
  Acquisition and other investments (10,720,000)     (10,720,000)             -
                                    -----------      -----------     ----------
   Net cash used in investing
     activities                    (114,587,405)    (118,296,405)    (3,709,000)
                                    -----------      -----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITES:

  Proceeds from bank borrowing       40,500,000       42,500,000      2,000,000
  Repayment of bank borrowing       (42,500,000)     (42,500,000)             -
  Equity contribution prior to
   Public offering                   60,000,000       60,000,000              -
  Net proceeds from issuance of
    common stock                    125,656,548      125,656,548              -
  Proceeds from long-term debt      300,000,000      300,000,000              -
  Debt financing costs              (11,344,026)     (11,344,026)             -
  Member contributions              100,300,612      109,358,770      9,058,158
                                    -----------      -----------     ----------
   Net cash provided by financing
     activities                     572,613,134      583,671,292     11,058,158
                                    -----------      -----------     ----------
 Net increase in cash
    and equivalents                 423,598,103      424,900,715      1,302,612

 Cash and cash equivalents, beginning
    of period                         1,302,612                -              -
                                    -----------      -----------     ----------
 Cash and cash equivalents,
   end of period                   $424,900,715     $424,900,715    $ 1,302,612
                                    ===========      ===========     ==========
 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest            $  2,450,000     $  3,325,000    $   875,000
                                    ===========      ===========     ==========


                                 TELIGENT, INC.
                         (a development stage company)

                        NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

       Teligent, Inc. ("Teligent" or the "Company") (a development stage company) was formed in September 1997, as a wholly-owned subsidiary of Teligent, L.L.C. On November 21, 1997 concurrent with an initial public offering of the Company's Class A Common Stock, Teligent, L.L.C. merged with and into the Company (the "Merger") with the Company as the surviving entity. Teligent, L.L.C. was originally formed in March 1996, by Microwave Services, Inc. ("MSI") and Digital Services Corporation ("DSC"), both of which, through affiliates, have extensive experience in pioneering wireless telecommunications businesses. Prior to the Merger, Nippon Telegraph and Telephone Corporation ("NTT"), through its wholly owned subsidiary NTTA&T, acquired a 5% interest in Teligent L.L.C., and immediately after the Merger acquired an additional 7.5% equity interest in the Company. All of Teligent, L.L.C.'s member interests were converted into shares of common stock upon the Merger in a manner proportionate to each member's percentage interest in Teligent, L.L.C. immediately prior to the Merger.

       Teligent, currently in the development stage, intends to be a premier provider of high quality, low cost voice, data, and video telecommunications services primarily to small and medium size businesses through its own fixed local wireless point-to-multipoint broadband networks and leased long distance facilities. The Company intends to deploy its 24GHz fixed wireless licenses in 74 major U.S. metropolitan market areas.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with maturity dates of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market fund investments and short term-commercial paper. Restricted cash and investments relates to cash and securities held exclusively to fund future interest payments and to secure letters of credit obtained by the Company.

Property and Equipment

       Property and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets: 5-10 years for operating equipment, computer equipment, and furniture, and the lesser of the life of the asset or the lease term for leasehold improvements. Maintenance and repairs are charged to expense when incurred.

Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management periodically reviews, if impairment indicators exist, the carrying value and lives of property and equipment and intangible assets based on expected future cash flows.


       The Company uses certain property and equipment to provide service to customers on an 18GHz frequency. However, the Company's future business plans are to deploy a 24GHz frequency network in its capacity as a telecommunications provider. As such, the Company has recorded, as a component of depreciation expense, an impairment loss of $5.0 million, which represents the difference between the net book value of the assets prior to the impairment loss and the estimated future cash flows to be derived by the assets.

Intangible Assets

       Intangible assets, and their respective amortization lives, are as follows as of December 31, 1997:

                                                       Years
        Fixed wireless licenses        $49,808,769      15
        Debt financing costs            11,344,022      10
                                        ----------
                                        61,152,791
        Accumulated amortization          (798,600)
                                        ----------
                                       $60,354,191
                                        ==========

       Fixed wireless licenses represent the direct costs of obtaining such licenses, including $41.6 million acquired from FirstMark Communications, Inc. ("FirstMark", see Note 7). Debt financing costs represent fees and other costs incurred in connection with the issuance of long-term debt. Debt financing costs are amortized to interest expense over the term of the related debt.

Income Taxes

       The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements. Prior to the Merger, Teligent, L.L.C. was treated as a partnership for U.S. Federal income tax purposes. Therefore, no provision for income taxes was made prior to the Merger, and tax losses recognized prior to the Merger are not available to offset any future earnings of the Company.

Revenue Recognition

       Revenue from providing wireless communications services is recognized when services are rendered based on usage of the Company's exchange networks and facilities. Revenue from management fees, equipment leases, and other services provided to members or affiliated companies is recognized as earned on the accrual basis.

Net Loss Per Share

       During 1997, the Company adopted SFAS No. 128 ,("Earnings Per Share",) which requires the Company to present basic and fully diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and fully diluted), is based upon the number of common shares outstanding prior to the initial public offering, as if outstanding for all periods presented similar to a stock split, plus the weighted average common shares issued subsequently through December 31, 1997. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options (see note 4) have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

Stock-Based Compensation

       SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date, based on the value of the award, and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and will present pro forma disclosures of net loss as if the fair value method had been adopted.

Recent Pronouncements

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", ("SFAS No. 130"), which is required to be adopted during the first quarter of fiscal 1998. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The Company will be required to restate earlier periods provided for comparative purposes, but believes that the adoption of SFAS No. 130 will be not material to the Company's reported financial condition or results of operations.

       In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS No. 131"), which is required to be adopted during the year ended December 31, 1998. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. The effect of the disclosure for segment information on the Company's reported financial condition or results of operations is not expected to be material.

Reclassifications

       Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.CAPITAL STOCK

       The Company has authorized two classes of Common Stock, Class A Common Stock and Class B Common Stock. The rights of the two classes of Common Stock are substantially identical, except that until the number of shares held by holders of the respective series of Class B Common Stock fall below certain thresholds, such holders will have the right to elect directors to the Company's Board of Directors as follows: a majority of the directors will be elected by the holders of Series B-1 Common Stock, one director will be elected by the holders of Series B-2 Common Stock, and one director will be elected by the holders of Series B-3 Common
Stock.

       The number of shares authorized, issued and outstanding at December 31 1997, for each class of stock is summarized below:

                                      Shares         Shares Issued
Class               Par Value        Authorized      and Outstanding
A                  $ .01            200,000,000           8,156,410
Series B-1           .01             30,000,000          21,436,689
Series B-2           .01             25,000,000          17,206,210
Series B-3           .01             10,000,000           5,783,400


       The Company has authorized 10,000,000 shares of Preferred Stock, par value $.01 per share, of which none are issued and outstanding.

Initial Public Common Stock Offering

       In November 1997, the Company completed an initial public offering of 6,325,000 shares of Common Stock at $21.50 per share (the "Equity Offering"), raising approximately $125.7 million of net proceeds, after deducting approximately $10.3 million of offering expenses.

4.STOCK-BASED COMPENSATION

Company Appreciation Rights and Appreciation Units

       On September 1, 1996, Teligent, L.L.C. granted six separate Company Appreciation Rights ("CARs") to an executive officer of the Company (the "Executive") pursuant to an employment agreement dated September 1, 1996 (The "Employment Agreement"). For each CAR, the Executive was entitled to receive a percentage of the excess of the Company's fair market value, as defined, over the target value for the CAR. The CARs vested over a period of six years.

       During 1996, Teligent, L.L.C. adopted a Long-Term Incentive Compensation Plan (the "Plan") under which an aggregate of 1,600,000 appreciation units (the "Appreciation Units") were available and granted to employees and directors of the Company.

Conversion of CARs and Appreciation Units into Stock Options

       Upon consummation of the Equity Offering (see note 3), all outstanding CARs and Appreciation Units were converted into options
(the "Conversion Options") to purchase a number of shares of Class A
Common Stock at respective exercise prices such that the intrinsic value of the stock options approximated the intrinsic value of the CARs and Appreciation Units. The stock options granted in connection with this conversion are governed by and subject to the terms of the 1997 Plan
(see "1997 Stock Incentive Plan" below) and have the same vesting schedule, vesting rights and term as the applicable CAR or Appreciation Units which were converted.

       Upon the conversion described above, the Company issued options to purchase an aggregate of 12,480,779 shares of the Company's Class A Common Stock at exercise prices ranging from $3.35 to $46.00. In connection with the issuance of these options, the Company will recognize $186.3 million of compensation expense over the vesting period of the options. The Company recognized $84.0 million of compensation expense during the year ended December 31, 1997 ($86.8 million for the period from March 6, 1996 (date of inception) to December 31, 1997) and additional expense up to $99.5 million through September 1, 2002, as follows: $25.2 million per year through 2000, $21.4 million in 2001 and $2.5 million in 2002.

1997 Stock Incentive Plan

       The Company maintains the Teligent, Inc. 1997 Stock Incentive Plan (the "1997 Plan"). As of December 31, 1997, the maximum number of shares of common stock available for grant under the 1997 Plan was 14,729,125. Generally, all options granted under the 1997 Plan vest over a period of five years and expire ten years from the date of grant.

       The Company applies the provisions of APB No. 25 in accounting for its stock-based compensation. Had compensation expense been determined in accordance with SFAS No. 123, the Company's net loss for the year ended December 31, 1997, and the periods from March 5, 1996 (date of inception) to December 31, 1996 and 1997 would have been $161.2 million, $12.5 million and $173.7 million, respectively. Options arising from the conversion of CARs and Appreciation Units have been valued based on the number and exercise price of the options issued upon conversion. The weighted average fair value of options granted was $18.57 and $14.04 in 1997 and 1996, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, risk free rate interest rate of 6.6% in 1997 and 7.0% for the period from March 5, 1996 (date of inception) to December 31, 1996, an expected life of ten years, and an expected volatility of .50 in 1997 and .34 for the period from March 6, 1996 (date of inception) to December 31, 1996.

       Additional information with respect to the Company's 1997 Plan is as follows.

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                   -------       --------------
  Options at beginning of year                            -                -
  Converted from Appreciation Units                  6,471,047         $ 7.07
  Converted from CARs                                6,009,732         $12.41
  Options granted under 1997 Plan                      380,450         $22.18
  Options forfeited and returned to the plan           (50,544)        $12.94
                                                    ----------
     Options outstanding at end of year             12,810,685         $10.00
                                                    ==========

     Weighted average remaining contractual life     9.4 years

     Options exercisable at end of year:
          Exercise price of $6.52                      454,107
          Exercise price of $3.35                    1,001,622
                                                     ---------
            Total                                    1,455,729
                                                     =========

5.   NOTES RECEIVABLE FROM EXECUTIVE AND DEFERRED COMPENSATION

       The Executive's Employment Agreement provides for, among other things, a forgivable loan of $15,000,000 with a five-year term, at an interest rate of 6.53% per year, which was advanced to the Executive from certain stockholders of the Company. The loan is recorded as a reduction to stockholders' equity in the Company's financial statements. The Employment Agreement also provides for a payment of $5,000,000 on the fifth anniversary of the Executive's employment, or earlier in certain circumstances. The Company accrues the present value of the payment due over the expected service period of five years.

6.  LONG-TERM DEBT

Public Debt Offering

       In November 1997, the Company issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes".) The Company used approximately $93.9 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2% per annum and is payable semi-annually on June 1 and December 1, commencing June 1, 1998.

       On or after December 1, 2002, the Notes will be redeemable at the option of the Company, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof).

        Year                  Percentage
        ----                  ----------
        2002                    105.750%
        2003                    103.833
        2004                    101.917
        2005 and thereafter     100.000


       Upon the occurrence of a change in control, as defined in the Senior Notes agreement, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof on any change of control payment date, plus accrued and unpaid interest, if any, to such change of control payment date.

Credit Facility

       In December 1996, the Company entered into a loan agreement with a bank providing for a $50.0 million senior secured revolving credit facility (the Credit Facility) which expired December 19, 1997. In November 1997, the Company used $42.5 million of proceeds from member cash contributions to repay all outstanding amounts under the Credit Facility, which was terminated.

7. ACQUISITION

       In October 1997, Teligent, L.L.C. acquired all of the outstanding stock of FirstMark (the "FirstMark Acquisition"), for an aggregate purchase price of approximately $42.0 million which consisted of $10.5 million in cash and a 5% member interest in Teligent, L.L.C valued at $31.5 million. As a result of the Merger, the sole stockholder of FirstMark received 1,831,410 shares of Teligent, Inc. Class A Common Stock. The FirstMark Acquisition was accounted for under the purchase method of accounting. The majority of the purchase price ($41.6 million) was allocated to the fixed wireless licenses acquired and the remaining amount was allocated to the net assets acquired. The acquisition of FirstMark would not have had a material impact on the Company's operating results for the year ended December 31, 1997 and thus no pro forma information has been disclosed herein.

8. PROPERTY AND EQUIPMENT

       The amounts included in property and equipment are as follows.

                                                      December 31,
                                                      ------------
                                                      1997    1996
                                                      ----    -----
   Operating equipment                           4,815,283     $1,999,690
   Computer equipment                            2,105,557        183,605
   Furniture and leasehold improvements          2,072,462        366,937
   Systems in progress                           5,178,080      1,158,768
                                                ----------      ---------
                                                14,171,382      3,709,000
   Accumulated depreciation                     (5,985,483)      (164,051)
                                                ----------      ---------
                                               $ 8,185,899     $3,544,949
                                                ==========      =========

9. INCOME TAXES

       Income and losses were reported on the respective tax returns of the members of Teligent L.L.C. and, therefore, no provision for income taxes was made for the year ended December 31, 1996. As a result of the Merger, the Company has recorded income taxes in accordance with SFAS No. 109 for the year ended December 31, 1997.

The tax effects of temporary differences as of December 31, 1997 are as follows:

      Deferred tax assets:
           Net operating loss carryforward             $  2,356,383
           Stock based compensation                      29,519,054
           Property and equipment                         1,737,829
           Deferred compensation                          1,230,400
           Other                                            704,100
                                                         ----------
                Total deferred tax assets                35,547,766

      Deferred tax liability:
           Intangible assets                            (13,106,847)
                                                         ----------
           Net deferred tax assets                       22,440,919
           Valuation allowance                          (22,440,919)
                                                         ----------
                     Total                             $      -
                                                         ==========

       The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has not recorded its deferred tax assets and liabilities on its balance sheet given the fact that the majority of the assets and liabilities are long term and as such have no impact on the balance sheet.

       During the period ended December 31, 1997, the Company did not record an income tax provision given the significant operating losses and based on the fact that any resultant asset would be fully reserved. At December 31, 1997, the Company has a federal net operating loss carryforward of $6.9 million, which expires in the year 2017.

       A reconciliation between income taxes computed using the statutory federal income tax rate (34%) and the effective rate, for the year ended December 31, 1997, is as follows:


      Federal income tax (credit) at statutory rate            $(46,938,413)
      Operating losses recognized by Teligent L.L.C.
        for which no tax benefit is available                    13,350,045
      Purchase accounting adjustment                             13,106,847
      Net change in valuation allowance (from
        beginning balance of $2,128,665)                         20,312,254
      Other                                                         169,267
                                                                 ----------
                                                               $       -
                                                                 ==========

10.  COMMITMENTS AND CONTINGENCIES

       The Company leases various operating sites, roof-tops, storage, and administrative offices under operating leases. Rent expense was approximately $2.3 million and $0.9 million for the year ended December 31, 1997 and the period March 5, 1996 (date of inception) to December 31, 1996, respectively. Future minimum lease payments by year and in the aggregate, are as follows at December 31, 1997:


        1998           $ 5,013,242
        1999             5,200,713
        2000             5,140,898
        2001             5,180,322
        2002             4,223,945
        Thereafter      20,614,343
                        ----------
                      $ 45,373,463
                        ==========

11 .   RELATED PARTY TRANSACTIONS

       Employees of the parent companies of MSI and DSC performed administrative and management services on behalf of the Company. These services were billed to the Company at cost for the year ended
December 31, 1997, and for the period March 5, 1996 (date of inception) through December 31, 1996, and totaled approximately $1.7 million and $1.5 million, respectively.

       Employees of the Company are covered under certain health and benefit plans of the parent company of MSI. The Company is billed for their pro rata cost of these benefits.

       The company entered into a five-year technical service agreement (the "TSA") with a subsidiary of NTT (the "Provider"). Under the terms of the TSA, the Provider will provide certain technical services to the Company relating to network design and implementation. During the first two years of the TSA which commenced December 1, 1997, the Company is required to pay the Provider a fee in the amount of $4.0 million per year. Payments during the remaining three years shall be negotiated annually based on the scope of technical services to be provided.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of the Company's financial instruments classified as current assets or liabilities, including cash and cash equivalents, restricted cash and investments and other assets, accounts payable and accrued expenses, approximate carrying value, principally because of the short maturity of these items. The fair value of the Company's non-current restricted cash and investments approximate carrying value based on their effective interest rates compared with market interest rates.

       As of December 31, 1997, the estimated fair value and carrying amount of the Company's 11 1/2% Senior Notes due 2007 was $301,590,000 and $300,000,000, respectively.

13.  SUBSEQUENT EVENT

       On February 20, 1998, the Company completed an offering (the "Discounted Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% payable March 1 and September 1 through March 1, 2008. The Company received approximately $243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.


