Form 10-K/A
period 1997-12-31
TELIGENT INC
filed 1998-04-30
CIK 1047021

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         --------------------------
                               FORM 10-K/A

                              Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to      .

                     Commission File Number 000-23387


                                   TELIGENT, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                 54-1866562
(STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

        8065 LEESBURG PIKE
        VIENNA, VIRGINIA       22182
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703) 762-5100

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

                   DOCUMENTS INCORPORATED BY REFERENCE
None

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers
--------------------

Alex J. Mandl           54     Chairman of the Board and Chief Executive
                               Officer

Kirby G. Pickle, Jr.    41     President and Chief Operating Officer

Laurence E. Harris      62     Senior Vice President, General Counsel
                               and Assistant Secretary

Abraham L. Morris       39     Senior Vice President, Chief Financial
                               Officer and Treasurer

Steven F. Bell          48     Senior Vice President for Human Resources

Other Officers
----------------

Richard J. Hanna        42     Senior Vice President for Sales and Marketing

Keith W. Kaczmarek      41     Senior Vice President for Engineering and
                               Operations

David S. Turetsky       41     Vice President for Law and Regulatory Affairs

Cindy L. Tallent        40     Vice President and Controller

Philip C. McKinney      37     Vice President for Information Technology

Robert H. Schwartz      32     Vice President for Corporate Development
                               and Strategy

Scott G. Bruce          36     Secretary

Other Directors
---------------

Myles P. Berkman **     61     Director

David J. Berkman        36     Director

William H. Berkman      33     Director

Donald H. Jones *       60     Director

Tetsuro Mikami *,**     46     Director

Rajendra Singh *,**     43     Director

*     Member of the Company's Audit Committee
**    Member of the Company's Compensation Committee

     ALEX J. MANDL has been Chairman and Chief Executive Officer since September 1996. Prior to joining Teligent, Mr. Mandl served as President and Chief Operating Officer of AT&T. As President and Chief Operating Officer, Mr. Mandl oversaw AT&T's operations including its long-distance, wireless and local communications services, in addition to its credit card and Internet businesses. As Chief Financial Officer of AT&T from 1991 to 1993, Mr. Mandl directed AT&T's financial strategy, policy and operations, and managed the acquisition of McCaw Cellular Communications, Inc. Earlier, Mr. Mandl served as Chairman and CEO of Sea-Land Services, Inc., an ocean transportation and distribution services company. Mr. Mandl serves on the boards of the Warner-Lambert Company, Dell Computer Corporation, Forstmann Little & Co. and NextLevel Corporation.

     KIRBY G. PICKLE, JR., has served as President and Chief Operating Officer since February 1997. Prior to that, Mr. Pickle served as Executive Vice President of MFS Communications Company, Inc. and President and Chief Operating Officer of one of its subsidiaries, UUNET Technologies, Inc. Earlier, as President and COO of MFS Intelenet, Inc., Mr. Pickle managed three businesses that generated a majority of MFS' revenues. Prior to his service for MFS, Mr. Pickle was a Vice President at US Sprint (now known as Sprint), a regional sales manager for MCI Communications Corporation, Inc. and held various management positions at AT&T.

     LAURENCE E. HARRIS has been Senior Vice President and General Counsel since December 1996. Prior to joining the Company, Mr. Harris served as Senior Vice President of Law and Public Policy for MCI Communications Corporation. Earlier, Mr. Harris was President and Chief Operating Officer of Metromedia Telecommunications, Inc. and CRICO Communications, a privately-held paging company. Mr. Harris also served as chief of the FCC's Mass Media Bureau where he was responsible for regulation and policy for cable, television and radio broadcasting. Mr. Harris was also responsible for regulatory and antitrust activities at MCI before serving at the FCC.

     ABRAHAM L. MORRIS joined Teligent in April 1997 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to that, he served as Senior Vice President for Operations Support at MFS Communications Company, Inc., where Mr. Morris was involved in business development, revenue assurance and co-carrier/local service activities. Earlier, Mr. Morris was Vice President and Chief Transition
Officer for MFS Intelenet, Inc., and previusly was Treasurer of MFS. Mr. Morris was involved in MFS' capital raising activities, including its initial public offering. Before joining MFS, Mr. Morris served as General Manager, Mergers and Acquisitions at Peter Kiewit Sons', Inc., a diversified industrial services company.

     STEVEN F. BELL assumed the position of Senior Vice President for Human Resources in April 1997. Prior to joining Teligent, Mr. Bell served as Vice President for Human Resources and Organization Development at COMSAT Corporation where he was responsible for executive and staff recruitment and development at the 4,000-employee satellite communications company. Earlier, Mr. Bell was Vice President, Human Resources for the worldwide technologies division of American Express Corporation.

     RICHARD J. HANNA joined Teligent in April 1997 as Senior Vice President for Sales and Marketing. Prior to joining Teligent, Mr. Hanna served as President and Chief Executive Officer of MFS Intelenet, Inc. Prior to that, he served as Vice President of Sales and Marketing for AT&T where he was responsible for developing its commercial sales channel. Mr. Hanna also served in senior sales and marketing positions at MCI Communications Corporation and Sprint.

     KEITH W. KACZMAREK joined Teligent in May 1997 as Senior Vice President of Engineering and Operations. Prior to joining Teligent, he served as Vice President of Engineering and Operations for AirTouch/PCS PrimeCo, where he managed the development and installation of PCS deployment of CDMA wireless technology. Between 1993 and 1995, as Vice President of Technology Development and Product Development for Nextel Communications, Mr. Kaczmarek managed technology development for the company's digital mobile wireless networks. He has also held senior positions at AirTouch Communications, GTE Corp. and GTE Mobilnet, Inc.

     DAVID S. TURETSKY joined Teligent in May 1997 as Vice President for Law and Regulatory Affairs. He served in the Antitrust Division of the U.S. Department of Justice as Deputy Assistant Attorney General for Civil and Regulatory Affairs and originally as senior counsel to the Assistant Attorney General. He assisted in developing the Clinton Administration's telecommunications policy, including the Telecommunications Act of 1996, and was responsible for the Division's telecommunications work. While at the U.S. Department of Justice, he represented the United States in international telecommunications and antitrust matters and assisted in overseeing a telecommunications services accord through the World Trade Organization. Earlier, he was a partner in the law offices of LeBoeuf, Lamb, Leiby & MacRae.

     CINDY L. TALLENT joined Teligent in September 1997 as Vice
President and Controller. Prior to joining the Company, Ms. Tallent was Senior Vice President, Finance for Global TeleSystems Group, Inc.
There she was involved in establishing and managing international joint ventures, securing financing and implementing systems and controls.

Ms. Tallent also held various finance positions at GTE where she was employed for ten years and was Vice President and Chief Financial
Officer for GTE Spacenet when she left in 1995. Prior to GTE, Ms. Tallent was a senior accountant with Price Waterhouse LLP.

      PHILIP C. MCKINNEY joined Teligent in March 1997 as Vice President for Information Technology. Prior to joining the Company, Mr. McKinney was Director of Consulting Services for Computer Sciences Corporation where he oversaw client engagements for start-up and established providers in the communication industry. Earlier, Mr. McKinney was Director of Operations where he managed customer care, billing and information technology outsourcing services to telecommunication clients in North America.

     ROBERT H. SCHWARTZ joined Teligent upon inception in March 1996 as Vice President of Corporate Development and Strategy. Previously, Mr. Schwartz served as Director of Corporate Development for Nextel where he was involved in strategic planning, mergers and acquisitions and various investment transactions including public fundraising activities. Prior to that, Mr. Schwartz performed consulting work in the communications industry including satellite, cable television, and wireless telecommunications companies.

     SCOTT G. BRUCE has been Secretary of the Company since its inception in March 1996. Mr. Bruce is also General Counsel and Secretary of Associated and served as the Company's General Counsel until December 1996. Mr. Bruce has experience in the fields of corporate mergers and acquisitions and securities law. Between 1987 and 1992, he was a corporate attorney at Wolf, Block, Schorr and Solis-Cohen in Philadelphia. Earlier, he worked in the New York office of Touche Ross & Co., the predecessor to Deloitte & Touche LLP.

     MYLES P. BERKMAN has been a director of the Company since its inception in March 1996. Mr. Berkman is Chairman, President, Chief Executive Officer and Treasurer of Associated, positions he has held since 1994 with the exception of Chairman which has been since november 1995. In addition to owning the largest interest in the Company through MSI, Associated is engaged in the development of wireless location services, and has operations and interests in international wireless telephony, radio broadcasting and cable television. From 1979 to 1994, Mr. Berkman was President, Chief Operating Officer and Treasurer of Associated Communications Corporation ("ACC"), the parent corporation of Associated prior to 1995, which also was a publicly traded company. Mr. Berkman developed ACC into one of the larger U.S. cellular operators at the time of its sale to SBC Communications Inc in 1994. Mr. Berkman is the father of William H. Berkman and David J. Berkman, each of whom is also a director of the Company.

     DAVID J. BERKMAN has been a director of Teligent since its inception in March 1996. Since 1994, Mr. Berkman has served as Executive Vice President and a director of Associated. From 1993 to 1994, Mr. Berkman was Executive Vice President and a member of the Board of Directors of ACC. Prior to 1993 Mr. Berkman was a Vice President of ACC. He is a member of the Board of Directors of Teletrac, Inc. and a former member of both the Board of Directors and the Executive Committee of the Cellular Telephone Industry Association. Mr. Berkman also serves as director of Grupo Portatel, S.A. de C.V., and is Vice Chairman of Portatel del Sureste, S.A. de C.V., both of which are engaged in the ownership and operation of a cellular telephone system in Mexico.
David J. Berkman is the son of Myles P. Berkman and the brother of William H. Berkman, each of whom is also a director of the Company.

     WILLIAM H. BERKMAN has been a director of Teligent since its inception in March 1996. Mr. Berkman is currently President of MSI, a wholly owned subsidiary of Associated. Since June 5, 1997, Mr. Berkman has served as an Assistant Secretary of Associated. Before joining Associated, Mr. Berkman held several executive positions at The News Corporation, Ltd. William H. Berkman is the son of Myles P. Berkman and the brother of David J. Berkman, each of whom is also a director of the Company.

     DONALD H. JONES has been a director of the Company since November 1997. He has served as a director of Associated since 1994. Prior to 1994, Mr. Jones served as a director of ACC beginning in 1986, as well as a consultant to ACC beginning in 1982. Mr. Jones is President of DHJ Enterprises, Inc., a firm engaged in the development of new business enterprises and investment activities. Until April 1997, Mr. Jones was Vice Chairman of Net Inc., formerly Industry Net Corporation, a company that was engaged in electronic database publishing, and from 1992 to

June 1996, was its Chairman. Mr. Jones is a director of Respironics Inc., a corporation engaged in the development, manufacturing and marketing of medical equipment, and PNC Equity Management Corporation, a corporation engaged in the investment in growth companies. Mr. Jones also serves as an adjunct professor of entrepreneurship at the Carnegie Mellon Graduate School of Business.

     TETSURO MIKAMI has been a director of the Company since November 1997. Since 1993, Mr. Mikami has been General Manager, Business
Solutions Group, Long Distance, Nippon Telegraph and Telephone
Corporation. Mr. Mikami has been with NTT for over twenty years and has served in various senior management roles. He currently resides in Tokyo, Japan.

     DR. RAJENDRA SINGH has been a director of Teligent since its inception in March 1996. Since December 1993, Dr. Singh has served as Chairman of the Board and Chief Executive Officer of Telcom Ventures, L.L.C. and he also served as President of that company, through September 1997. Dr. Singh also serves as President and Treasurer of DSC. Dr. Singh founded Telcom Ventures in 1993 and, together with his family, is one of the principal owners of that company. He also serves as Chairman of the Board of LCC International, Inc., a worldwide provider of wireless engineering and design services and related products, which he co-founded in 1983 and which is an affiliate of Telcom Ventures. The Singh family and The Carlyle Group are the principal owners of Telcom Ventures. Dr. Singh has created widely-used standards of system design and methodology in the cellular industry. Dr. Singh organized and participated in the Cellular Telephone Industry Association's scientific panel which investigated time dispersion for Time Division Multiple Access and Frequency Division Multiple Access wireless technologies.

Directors' Compensation
-----------------------
Directors do not receive compensation in their capacities as directors.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth the summary of all compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers for the fiscal years ended 1997 and 1996 for services to the Company.

                            Summary Compensation Table
                            --------------------------

                                               Long Term
                                              Compensation
                         Annual Compensation      Awards
                         -------------------   ------------
Name and Principal    Fiscal                Securities Underlying  All Other
Position               Year   Salary   Bonus     Stock Options    Compensation
--------              -----  ------   -----  ------------------- ------------
Alex J. Mandl          1997  $500,000 $500,000    6,009,732 (1)   $3,988,270 (2)
Chairman and Chief     1996   165,753  166,666           --               --
Executive Officer

Kirby G. Pickle, Jr.   1997   329,808  250,000    1,011,101 (1)      192,081 (3)
President and Chief    1996        --       --           --               --
Operating Officer

Laurence E. Harris     1997   275,000  150,000      606,661 (1)        4,750 (4)
Senior Vice President, 1996    15,865  250,000           --               --
General Counsel and
Assistant Secretary

Abraham L. Morris      1997   179,808  125,000      606,661 (1)           --
Senior Vice President, 1996        --       --           --               --
Chief Financial Officer
and Treasurer

Steven F. Bell         1997   164,423  100,000      404,440 (1)        3,375 (4)
Senior Vice President  1996        --       --           --               --
for Human Resources

                                  -5-

(1) Consists of CARs which were converted on November 21, 1997 to options to purchase shares of the Company's Class A Common Stock.
(2) Includes $3,983,520 of forgiveness of indebtedness to MSI and DSC pursuant to Mr. Mandl's Employment Agreement, and $4,750 of contributions by the Company to the Company's 401(k) Savings Plan.
(3) Includes $187,331 in relocation costs paid to Mr. Pickle, and $4,750 of contributions by the Company to the Company's 401(k) Savings Plan.
(4) Consists of contributions by the Company to the Company's 401(k)
    Savings Plan.

Stock Options
-------------
    Upon consummation of the Equity Offering, all outstanding CARs and Appreciation Units were converted into options (the "Conversion Options") to purchase a number of shares of Class A Common Stock at respective exercise prices such that the intrinsic value of the stock options approximated the The Conversion Options are governed by and subject to the terms of the Company's 1997 Stock Incentive Plan and have the same vesting schedule, vesting rights and term as the applicable CAR's or Appreciation Units which were converted.
     The following table sets forth certain stock option information for each of the named executive officers.

                                    Individual Grants
                   ---------------------------------------------------
                                        % of Total
                       Number of          Options
                       Securities        Granted to    Weighted Average
                       Underlying        Employees         Exercise
Name                Options Granted    in Fiscal Year   Price ($/share)
-----------------------------------------------------------------------
Alex J. Mandl           6,009,732           45.65%            $12.41
Kirby G. Pickle, Jr     1,011,101            7.68%              6.52
Laurence E. Harris        606,661            4.61%              6.52
Abraham L. Morris         606,661            4.61%              6.52
Steven F. Bell            404,440            3.07%              6.52

                     Individual Grants
                     -----------------                                              at assumed Annual Rates of
                      Expiration          Grant Date
Name                     Date           Present Value $
-------------------------------------------------------
Alex J. Mandl           09/01/06               *
Kirby G. Pickle, Jr     01/20/07               *
Laurence E. Harris      12/09/06               *
Abraham L. Morris       04/10/07               *
Steven F. Bell          04/07/07               *


* The CARs held by Mr. Mandl and the Appreciation Units held by Mr. Harris were granted in 1996, and the Appreciation Units held by Messrs. Pickle, Morris, and Bell were granted in 1997, in each case prior to the Conversion. Although the Conversion did not result in the grant of additional equity to any of the named executive officers, using the Black-Scholes option pricing model (assuming a dividend yield of 0%, a risk free interest rate of 6.6%, an expected life of 10 years, and an expected volatility of .50) the grant date present value for each of the named executive officers would be as follows: Mr. Mandl, $122.8 million; Mr. Pickle, $18.9 million; each of Messrs. Harris and Morris, $11.4 million; and Mr. Bell, $7.6 million.

Exercise of Stock Options
-------------------------
No stock options were exercised by any of the named executive officers during the fiscal year ended December 31, 1997. The following table sets forth information regarding the value at December 31, 1997 of any unexercised stock options granted under the Plan.

                                       Fiscal Year End Option Values
                                       -----------------------------
                            Number of Securities         Value of Unexercised
                           Underlying Unexercised        In-The-Money Options
                         Options at Fiscal Year End      at Fiscal Year End (1)
                         --------------------------     -----------------------
Name                 Exercisable    Unexercisable     Exercisable Unexercisable
-----                -----------    -------------     -----------  -------------
Alex J. Mandl          1,001,622       5,008,110       $21,309,508   73,529,071
Kirby G. Pickle, Jr.          --       1,011,101                --   18,305,984
Laurence E. Harris       121,332         485,329         2,196,719    8,786,878
Abraham L. Morris             --         606,661                --   10,983,597
Steven F. Bell                --         404,440                --    7,322,386


(1) The closing stock price of the Company's Class A Common Stock on December 1, 1997 was $24.625.

The Mandl Employment Agreement
------------------------------
     The Mandl Employment Agreement took effect September 1, 1996 and expires on September 1, 2002, unless further extended pursuant to its terms. Under the Mandl Employment Agreement, Mr. Mandl is entitled to a minimum salary of $500,000 per annum (which may be increased from time to time at the discretion of the Board after the first two years) and an annual bonus of $500,000 per annum for the first three fiscal years of employment, subject to increase after three years at the discretion of the Board. After such period, Mr. Mandl shall also be entitled to participate in all annual non-equity-based executive compensation plans. Pursuant to the Mandl Employment Agreement, Mr. Mandl (a) has received a $15 million recourse loan from MSI and DSC (see "Certain Relationships and Related Transactions--Loans to Executive Officers") and (b) will be entitled to a $5 million special payment upon the fifth anniversary of his employment. The recourse loan will be automatically forgiven (i) twenty percent in year one, twenty percent in year two, and sixty percent in year five, (ii) upon the termination of his employment by him for Good Reason (as defined in the Mandl Employment Agreement) or by the Company without Cause (as defined in the Mandl Employment Agreement) or (iii) his death or disability.

     The Mandl Employment Agreement provides that if either MSI or DSC sells any of their respective member interests in the Company to a third party, such seller shall be obligated to require the purchaser of such interests to purchase, and may require Mr. Mandl to sell to such third party, a proportionate percentage of the vested equity interest represented by Mr. Mandl's CARs valued as of the date of such purchase, at the same price paid by the third party for the interests of such seller. The Mandl Employment Agreement also provides for a right of first refusal on the part of MSI and DSC with respect to the disposition by Mr. Mandl of an equity interest in the Company. In the event of a Change in Control of the Company (as defined in the Mandl Employment Agreement), all CARs shall vest immediately, the principal balance remaining on the $15 million loan shall be immediately forgiven and the remainder of the $5 million fifth anniversary special payment shall be paid.

     In addition, in the Mandl Employment Agreement the Company granted Mr. Mandl certain registration rights with respect to the shares of Class A Common Stock which are subject to the options into which the CARs were converted pursuant to the Conversion described under "Stock Options" (such shares as to which such registration rights apply being referred to as "Mandl Registrable Securities", and the number of such shares as of the date Teligent, L.L.C. was converted to a corporation (the "Conversion Date"), as adjusted for splits, combinations and the like, being referred to as the "Maximum Amount"). Under the Mandl Employment Agreement, the Company is required, if requested by Mr. Mandl, to use its reasonable best efforts to cause to be included in any registration statement with respect to a public offering of shares of Class A Common Stock, a number of shares of Mandl Registrable Securities proportionate to the number of shares of Common Stock then owned by MSI and the Telcom Stockholder which are included in such registration statement (based on the total number of shares of Common Stock then owned by MSI and the Telcom Stockholder, and the Maximum Amount, respectively). Because no shares of Common Stock were sold by MSI or the Telcom Stockholder in the

Equity Offerings, Mr. Mandl had no right to, and did not, sell any Mandl Registrable Securities in the Equity Offerings. In addition, in each of four twelve-month periods, the first of which commences on the Conversion Date and each of the remaining three of which commences on each of the remaining three respective subsequent anniversaries thereof, the Company is required, if requested by Mr. Mandl (which request may not be made prior to six months after consummation of the Equity Offerings), to use its reasonable best efforts to promptly cause to be registered under the Securities Act for public sale by Mr. Mandl a number of Mandl Registrable Securities constituting at least 25% of the Maximum Amount (the "Maximum Annual Amount"), provided that in no event may Mr. Mandl sell publicly more than the Maximum Annual Amount in any such twelve-month period. The Company has filed a registration statement on Form S-8 registering shares of Class A Common Stock authorized for issuance under the Stock Plan, including the Mandl Registrable Securities.

     The Mandl Employment Agreement (other than certain restrictive covenants of Mr. Mandl and certain severance obligations of the Company) may be terminated (a) by the Company (i) without Cause by giving 30-days notice or (ii) for Cause upon the Board's confirmation that the employee has failed to cure the grounds for termination within ten days after notice thereof by the Company and (b) by Mr. Mandl (i) without Good Reason by giving a 120-day notice or (ii) for Good Reason upon the Company's failure to cure the grounds for termination within 20 days after notice thereof by Mr. Mandl. The Mandl Employment Agreement prohibits disclosure by Mr. Mandl of any Company confidential information at any time. In addition, while he is employed by the Company and for two years thereafter, Mr. Mandl is prohibited from engaging or significantly investing in competing business activities and from soliciting any Company employee to be employed elsewhere.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information as of March 20, 1998 regarding the beneficial ownership of each class of the Company's Common Stock by (i) each person known by the Company to own 5% of any class of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and officers as a group.
The address for the directors and officers of the Company is Teligent, Inc., 8065 Leesburg Pike, Vienna, VA 22182.

                                      Class A Common       Class B Common
                                          Stock                 Stock
                                   -------------------   ------------------
Name and Address of                   Number        %     Number         %
Beneficial Owner                       (13)       (14)     (13)        (14)
-------------------                ---------      ----   ----------    -----
The Associated Group, Inc. (1)            --       --    21,436,689     48.3%
  200 Gateway Towers
  Pittsburgh, PA 15222

Telcom Ventures, L.L.C. (2)               --       --    17,206,210     38.7%
  200 N. Union Street
  Suite 300
  Alexandria, VA 22201

Lynn Forester                      1,831,410     22.4%           --       --
  c/o FirstMark Holdings
  527 Madison Avenue
  New York, NY 10022

Nippon Telegraph and Telephone
Corporation                               --      --      5,783,400     13.0%
  Tokyo Opera City Tower
  20-2 Nishi-Shinjuku 3-chome
  Shinjuku-ku, Tokyo 163-24
  Japan

Alex J. Mandl (3)                   1,226,622    13.4%          --        --
Myles P. Berkman (4)                   10,000       *           --        --
David J. Berkman (5)                  120,968     1.5%          --        --
William H. Berkman (6)                120,968     1.5%          --        --
Donald H. Jones                         3,000       *           --        --
Tetsuro Mikami                             --      --           --        --
Dr. Rajendra Singh (7)                 80,888     1.0%          --        --
Kirby G. Pickle, Jr. (8)              217,220     2.6%          --        --
Larence E. Harris (9)                 121,332     1.5%          --        --
Abraham L. Morris (10)                124,332     1.5%          --        --
Steven F. Bell (11)                    80,888     1.0%          --        --
All directors and executive
 Officers as a group (11
 Persons) (12)                      2,106,218    21.0%          --        --

                                              Class B Common Stock
                                   ----------------------------------------
                                     Series B-1 Common    Series B-2 Common
                                          Stock                 Stock
                                   -------------------   ------------------
Name and Address of                   Number        %     Number         %
Beneficial Owner                       (13)       (14)     (13)        (14)
-------------------                ---------      ----   ----------    -----
The Associated Group, Inc. (1)     21,436,689   100.0%          --        --
  200 Gateway Towers
  Pittsburgh, PA 15222

Telcom Ventures, L.L.C. (2)                --      --   17,206,210     100.0%
  200 N. Union Street
  Suite 300
  Alexandria, VA 22201

Lynn Forester                              --      --           --        --
  c/o FirstMark Holdings
  527 Madison Avenue
  New York, NY 10022

Nippon Telegraph and Telephone
Corporation                                --      --           --        --
  Tokyo Opera City Tower
  20-2 Nishi-Shinjuku 3-chome
  Shinjuku-ku, Tokyo 163-24
  Japan

Alex J. Mandl (3)                          --      --           --        --
Myles P. Berkman (4)                       --      --           --        --
David J. Berkman (5)                       --      --           --        --
William H. Berkman (6)                     --      --           --        --
Donald H. Jones                            --      --           --        --
Tetsuro Mikami                             --      --           --        --
Dr. Rajendra Singh (7)                     --      --           --        --
Kirby G. Pickle, Jr. (8)                   --      --           --        --
Larence E. Harris (9)                      --      --           --        --
Abraham L. Morris (10)                     --      --           --        --
Steven F. Bell (11)                        --      --           --        --
All directors and executive
 Officers as a group (11
 Persons) (12)                             --      --           --        --

                                   Class B Common Stock
                                   -------------------
                                     Series B-3 Common    Percentage
                                          Stock           of Voting
                                   -------------------       Power
Name and Address of                   Number        %     Outstanding
Beneficial Owner                       (13)       (14)      (13)
-------------------                ---------      ----      -----
The Associated Group, Inc. (1)             --      --       40.8%
  200 Gateway Towers
  Pittsburgh, PA 15222

Telcom Ventures, L.L.C. (2)                --      --       32.7%
  200 N. Union Street
  Suite 300
  Alexandria, VA 22201

Lynn Forester                              --      --        3.5%
  c/o FirstMark Holdings
  527 Madison Avenue
  New York, NY 10022

Nippon Telegraph and Telephone
Corporation                         5,783,400   100.0%      11.0%
  Tokyo Opera City Tower
  20-2 Nishi-Shinjuku 3-chome
  Shinjuku-ku, Tokyo 163-24
  Japan

Alex J. Mandl (3)                          --      --        2.3%
Myles P. Berkman (4)                       --      --          *
David J. Berkman (5)                       --      --          *
William H. Berkman (6)                     --      --          *
Donald H. Jones                            --      --          *
Tetsuro Mikami                             --      --         --
Dr. Rajendra Singh (7)                     --      --          *
Kirby G. Pickle, Jr. (8)                   --      --          *
Larence E. Harris (9)                      --      --          *
Abraham L. Morris (10)                     --      --          *
Steven F. Bell (11)                        --      --          *
All directors and executive
 Officers as a group (11
 Persons) (12)                             --      --        3.9%


*   -   Less than 1%.

(1)All shares shown are held of record by Microwave Services, Inc., a wholly owned subsidiary of The Associated Group, Inc.

(2)All shares shown are held of record by Telcom-DTS Investors, L.LC., an affiliate of Telcom Ventures, L.L.C.

(3)Includes 1,001,622 shares of Class A Common Stock issuable upon exercise of Mr. Mandl's stock options.

(4)Does not include 21,436,689 shares of Class B Common Stock held of record by Microwave Services, Inc., a wholly owned subsidiary of The Associated Group, Inc. As a Director and Chairman, President, Chief Executive Officer and Treasurer of The Associated Group, Inc.,
   Myles P. Berkman may be deemed to be the beneficial owner of the shares of Class B Common Stock held by Microwave Services, Inc.

(5)All such 120,968 shares of Class A Common Stock are issuable upon exercise of David J. Berkman's stock options. Does not include 21,436,689 shares of Class B Common Stock held of record by Microwave Services, Inc., a wholly owned subsidiary of The Associated Group, Inc. As a Director and Executive Vice President of The Associated Group, Inc., David J. Berkman may be deemed to be the beneficial owner of the shares of Class B Common Stock held by Microwave Services, Inc.

(6)All such 120,968 shares of Class A Common Stock are issuable upon exercise of William H. Berkman's stock options.

(7)All such 80,888 shares of Class A Common Stock are issuable upon exercise of Dr. Singh's stock options which are exercisable within 60 days. Does not include 17,206,210 shares of Class B Common Stock held of record by Telcom-DTS Investors, L.L.C., a subsidiary of Telcom Ventures, L.L.C. As the Chief Executive Officer, a Director and, together with members of his family, the principal owner of Telcom Ventures, L.L.C., Dr. Singh may be deemed to be the beneficial owner of the shares of Class B Common Stock held by Telcom-DTS Investors, L.L.C.

(8)Includes 202,220 shares of Class A Common Stock issuable upon exercise of Mr. Pickle's stock options.

(9)All such 121,332 shares of Class A Common Stock are issuable upon exercise of Mr. Harris' stock options.

(10)Includes 121,332 shares of Class A Common Stock issuable upon exercise of Mr. Morris' stock options which are exercisable within 60 days.

(11)All such 80,898 shares of Class A Common Stock are issuable upon exercise of Mr. Bell's stock options which are exercisable within 60 days.

(12)Includes 1,850,218 shares of Class A Common Stock issuable upon exercise of stock options held by all directors and executive officers as a group. Does not include 21,436,689 and 17,206,210 shares of Class B Common Stock held of record by Microwave Services, Inc. and Telcom-DTS Investors, L.L.C, respectively. See footnotes 4, 5 and 7.

(13)Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options exercisable within 60 days, warrants and convertible securities held by such person,entity or group.

(14)The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Members Agreement
-----------------
     Prior to the Company entering into the NTT Purchase Agreement, the Company, MSI, Associated, DSC, Telcom-DTS Investors, L.L.C., an affiliate of Telcom Ventures (the "Telcom Stockholder") and the owners of the Telcom Stockholder entered into an agreement (the "Members Agreement") whereby the Company granted to DSC certain registration rights substantially similar to those granted to NTT (see "Certain Transactions-Strategic Equity Investment-Registration Rights Agreement") with respect to Common Stock held by DSC at the time of consummation of the Equity Offerings. In addition, in the Members Agreement, Associated and MSI agreed with DSC that upon a "Change in Control" (as defined in the Members Agreement) of Associated or MSI, (i)Associated will immediately convert, and cause its controlled affiliates (ii) to immediately convert, all of the Series B-1 Common Stock owned by them into Class A Common Stock such that, under the Company's Certificate of Incorporation as then in effect, Associated, alone or together with its controlled affiliates, will no longer have the right to elect a majority of the Company's Board, (ii) MSI will cause its designees on the Company's Board to cause the Board to convene a meeting of the Company's stockholders and (iii) promptly after taking the action described in (ii) immediately above, MSI will cause such number of its designees on the Company's Board to resign so that such designees no longer constitute a majority thereof. In the Members Agreement, each of Associated and MSI also agreed with DSC that it will not transfer control of any entity which holds Class B Common Stock of the Company to any third party (other than an affiliate of Associated, provided such affiliate agrees to be bound by the provisions of the Members Agreement applicable to MSI) without the consent of DSC unless, concurrently with or prior to such transfer, AGI and MSI take the actions described in clauses (i) through (iii) above. In addition, in the Members Agreement, MSI and the Telcom Stockholder granted to each other rights of first refusal and co-sale rights with respect to any sale or transfer by the other (other than to an affiliate or pursuant to a pledge arrangement, and excluding any public sale or distribution whether pursuant to a registration statement, Rule 144 or otherwise) of shares of Common Stock (other than Common Stock acquired in public market transactions). Pursuant to the Members Agreement, Associated and the owners of the Telcom Stockholder also granted to each other rights of first refusal and co-sale rights, with the same exceptions, with respect to any sale or transfer by the other of shares of MSI, or member or other equity interests of the Telcom Stockholder, but only if shares of Common Stock constitute all or substantially all of the assets of MSI or the Telcom Stockholder, respectively.

Common Stock
------------
     Voting Rights.   Except as otherwise required by law or, as described
below, by the Certificate of Incorporation, the holders of shares of Common Stock will vote together as a single class. Each share of Common Stock will entitle the registered holder thereof to one vote. There will be no cumulative voting.

     The holders of Series B-1 Common Stock voting as a separate class, will be entitled to elect that number of directors equal to the minimum number necessary to constitute a majority of members of the Company's
Board of Directors (the "Series B-1 Directors"); provided however, that if at any time the number of issued and outstanding shares of Series B-1 Common Stock (exclusive of any shares held in the Company's treasury or by subsidiaries of the Company) is less than 20% of the aggregate number of issued and outstanding shares of Common Stock (exclusive of shares held in the Company's treasury or by subsidiaries of the Company) then, without any further action of any party of the Company, all of such issued and outstanding shares of Series B-1 Common Stock will automatically and irrevocably be converted into an equal number of shares of Class A Common Stock and the holders of Series B-1 Common Stock so converted will no longer be entitled to elect Series B-1 Directors.

     The holders of Series B-2 Common Stock voting as a separate class, will be entitled to elect one member of the Company's Board of Directors (the "Series B-2 Directors"); provided however, that if at any time the number of issued and outstanding shares of Series B-2 Common Stock (exclusive of any shares held in the Company's treasury or by subsidiaries of the Company) is less than 10% of the aggregate number of issued and outstanding shares of Common Stock (exclusive of shares held in the Company's treasury or by subsidiaries of the Company) then, without any further action of any party of the Company, all of such issued and outstanding shares of Series B-2 Common Stock will automatically and irrevocably be converted into an equal number of shares of Class A Common Stock and the holders of Series B-2 Common Stock so converted will no longer be entitled to elect a Series B-2 Director.

     The holders of Class A Common Stock and Class B Common Stock voting together as a single class will be entitled to elect all members of the Company's Board of Directors, other than any Series B-1 Directors, Series B-2 Director or Series B-3 Director (the "Common Directors").

     The holders of Series B-3 Common Stock, voting as a separate class, will be entitled to elect one member of the Company's Board of Directors (the "Series B-3 Director), subject to adjustment in certain circumstances. Any series B-1 Director, Series B-2 Director or Series B-3 Director may be removed with or without cause, but only by the affirmative vote of the holders of a majority of the shares of the series of Class B Common Stock entitled to elect such director, voting as a separate class. Any Common Director may be removed with or without cause, but only by the affirmative vote of the holders of a majority of the shares of Class A Common Stock and Class B Common Stock voting together as a single class.

     Conversion into Series A Common Stock. Pursuant to the Certificate of Incorporation, each share of Class B Common Stock will be convertible at any time, at the option of the registered holder thereof, into one fully paid and nontransferable share of Class A Common Stock, subject to adjustment for any stock split.

Stockholders Agreement
-----------------------
     Prior to the consummation of the Equity Offerings, the Company entered into a Stockholders Agreement (the "Stockholders Agreement") with NTTA&T and the other stockholders of the Company (other than the FirstMark Sole Stockholder) (the "Stockholder Parties") whereby, NTTA&T and the Telcom Stockholder have certain rights and obligations with respect to their ownership interest in, and the governance of, the Company. The Stockholders Agreement also provides that so long as the Telcom Stockholder and NTTA&T, respectively, have the right to elect a member of the Company's Board, the Company will afford to representatives of the Telcom Stockholder and NTTA&T, respectively, certain business consultation rights as defined in the Stockholders Agreement. Under the Stockholders Agreement, so long as NTTA&T and the Telcom Stockholder, respectively, have the right to elect a member of the Company's Board, such respective members of the Company's Board or their designated representative have visitation rights at meetings of all significant internal operating committees and will be a member of any technical, compensation or audit committees or any other committee of the Board. Pursuant to the Stockholders Agreement, so long as NTTA&T is entitled to elect a member of the Company's Board, NTTA&T has the right, at its expense, to secund to the Company employees of NTTA&T or its affiliates (not exceeding a total of five such employees in any three month period) to observe the Company's operations, including its technical and marketing activities (such secunded employees being referred to as the "Secunded Employees"). NTTA&T's right to elect a director to the Company's Board terminates (as a result of the automatic conversion of all Series B-3 Common Stock into Class A Common Stock), thereby terminating NTTA&T's rights under the Stockholders Agreement as described above, if at any time the number of issued and outstanding shares of Series B-3 Common Stock is less than (i) 3% of the aggregate number of issued and outstanding shares of Common Stock (exclusive of shares held in the Company's treasury or by the subsidiaries of the Company) or (ii) 50% of the aggregate number of shares of Series B-3 Common Stock issued and outstanding (exclusive of shares held in the Company's treasury or by the subsidiaries of the Company) immediately following the Reorganization or if NTTA&T or any of its affiliates engage in certain activities which are competitive with the Company as provided in the Certificate of Incorporation. The Telcom Stockholder's right to elect a director to the Company's Board terminates (as a result of the automatic conversion of all Series B-2 Common Stock into Class A Common Stock), thereby terminating the Telcom Stockholder's rights under the Stockholders Agreement as described above, if at any time the number of issued and outstanding shares of Series B-2 Common Stock is less than 10% of the aggregate number of issued and outstanding shares of Common Stock (exclusive of shares held in the Company's treasury). The Stockholder's Agreement also provides that the Stockholder Parties will vote for the election of the Company's Chief Executive Officer as a member of the Company's Board.

     To enable NTTA&T to benefit from secunding the Secunded Employees in the Stockholders Agreement, the Company granted to NTTA&T and its affiliates a non-exclusive, perpetual, irrevocable, royalty free right and license to use, solely in the business of NTTA&T and its affiliates outside the United States, such product, service, marketing, operational and technical information of the Company as shall be learned or obtained by the Secunded Employees. Such right and license does not include any specific patent, copyright, trademark, tradename or similar property rights of the Company and will not be assignable to any third party.

     The Stockholders Agreement also provides that until November 13, 1999, the second anniversary of the First Closing under the NTT Purchase Agreement, each Stockholder Party must continue to hold at least one-half of the shares of Common Stock held by such Pre-IPO Stockholder as of the Second Closing under the NTT Purchase Agreement, except that such requirement lapses and is without further effect automatically as to NTTA&T and the Telcom Stockholder, respectively, if a Consultation Event occurs even though NTTA&T or the Telcom Stockholder, respectively, has objected thereto. Under the Stockholders Agreement, if such requirement so lapses with respect to the Telcom Stockholder and, at the time of such lapsing, MSI is not entitled, pursuant to the Certificate of Incorporation, to elect a majority of the members of the Company's
Board, then such requirement also lapses and is without further effect with respect to MSI. In addition, in the Stockholders Agreement, MSI and the Telcom Stockholder have granted to NTTA&T co-sale rights with respect to any sale or transfer by either of them (other than to an affiliate or pursuant to a pledge arrangement, and excluding any public sale or distribution whether pursuant to a registration statement, Rule
144 or otherwise) of shares of Common Stock (other than Common Stock acquired in public market transactions).

     The Stockholders Agreement also provides for certain rights and obligations relating to the Company's compliance with the foreign ownership restrictions under the Communications Act of 1934 and the rules, regulations and decisions of the FCC.

Loans to Executive Officers
---------------------------
     On September 1, 1996, Mr. Mandl was obligated to MSI and DSC in the form of loans for an aggregate principal amount of $15.0 million at an interest rate of 6.53% per year, which principal and interest accrued thereon will become due and payable on September 3, 2001. On September 1, 1997, the first anniversary of Mr. Mandl's employment with the Company, 20% of the principal and all underlying accrued interest was forgiven. The remaining principal amount will be forgiven as to 20% thereof and the incremental underlying accrued interest on the second anniversary of his employment with the Company and as to 60% thereof on the fifth such anniversary, provided that he is employed by the Company on such dates. If Mr. Mandl's employment with the Company is terminated prior to September 3, 2001 by the Company other than for cause or by Mr. Mandl for good reason or by reason of his death or disability, the outstanding principal balance and accrued interest thereon will be forgiven; if his employment with the Company is terminated prior to September 3, 2001 for any other reason, the outstanding principal balance (and interest accrued thereof) will become immediately due and payable to MSI and DSC.

     Messrs. Pickle, Morris and Bell received loans each in the aggregate principal amounts of $1,000,000. Such loans bear interest at annual interest rates of 5.73%, 5.76% and 5.83%, respectively. The principal amount and accrued interest on such loans will become due and payable generally on February 1, 2000, April 10, 2000 and April 7, 2000, respectively. Each of the loans provides for the forgiveness of the principal balance and interest accrued thereon; generally, these provisions become applicable either incrementally during the term of the loan or as of its maturity date (in any case, subject to the executive's continued employment with the Company as of such date) or, among other things, in the event the executive's employment is terminated under certain circumstances. In addition, each of the loans provides that the remaining principal balance and interest accrued thereon will become immediately due and payable in the event the executive's employment with the Company is terminated by the Company for cause or, generally, by the executive other than by reason of death or disability. Mr. Harris received a loan in the aggregate principal amount of $600,000, bearing interest at an annual rate of 6.54%. Mr. Harris' loan is forgivable only if he is terminated by the Company other than for cause, otherwise, his loan is due and payable to the Company on June 8, 2000. Mr. Harris also received an upfront payment of $250,000, paid in January 1997. At the time Mr. Harris'options are exercised, the $250,000 will be deducted from his option payout.

FirstMark Agreement
-------------------
     Pursuant to the FirstMark Agreement, the Company granted the FirstMark Sole Stockholder certain registration rights with respect to the shares of Class A Common Stock into which the Firstmark Sole Stockholder's member interest in Teligent, L.L.C. will be converted pursuant to the Reorganization (the "FirstMark Sole Stockholder
Registrable Securities"). Such registration rights include
"piggyback" rights substantially similar to those granted to Mr. Mandl pursuant to the Mandl Employment Agreement. Such "piggy-back" rights are subject to a customary underwriter's "cutback" whereby all shares of Common Stock to be sold by the Company will first be included in the applicable registration statement and thereafter all other shares requested to be included in such registration statement will be subject to exclusion on a pro rata basis. The FirstMark Sole Stockholder had no right to, and did not, sell any FirstMark Sole Stockholder Registrable Securities in the Equity Offerings. Commencing on the first anniversary of the consummation of the Equity Offerings (November 26, 1998) the FirstMark
Sole Stockholder is entitled under certain conditions, to one demand registration under the Securities Act in respect of FirstMark Sole Stockholder Registrable Securities. In the FirstMark Agreement, the FirstMark Sole Stockholder has agreed not to engage, directly or indirectly, in any business which provides or proposes to provide in the United States digital electronic message services in the 18 GHz frequency band or such other frequency band to which digital electronic message services are relocated by the FCC, or which provides fixed wireless voice, video or data transmission services in any frequency band in Canada.

Associated
----------
     Prior to the First Closing, Associated agreed to make the ACLA Contribution, and in consideration of such agreement received an approximate 1% increase in its member interest in Teligent, L.L.C. The Company has authorized a registration rights agreement with MSI whereby the Company will grant to MSI certain registration rights substantially similar to those granted to NTT (see "Certain Transactions-the Strategic Equity Investment- Registration Rights Agreement") and to DSC (see "Certain Relationships and Related Transactions-Members Agreement"). In addition, Associated provides certain general and administrative services to Teligent for a monthly fee of approximately $150,000.

     Associated owns, operates and invests in a variety of communications activities and enterprises that may be in competition with the Company. There can be no assurance that Associated's current or future business activities will not be in competition with the Company's business.

NTT
---
     In connection with the NTT Purchase Agreement, the Company entered into the Technical Services Agreement with NTT America. See "Certain Transactions-The Strategic Equity Investment-Technical Services
Agreement."

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

The following documents are filed as part of this report:

Financial Statements
--------------------
Balance Sheets, December 31, 1997 and 1996
Statements of Operations for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996
Statements of Stockholders' Equity (Deficit) for the period
    from March 5, 1996 (date of inception) to December 31, 1997 Statements of Cash Flows for the year ended December 31, 1997 and the periods from March 5, 1996 (date of inception) to December 31, 1997 and 1996
Notes to Financial Statements

Financial Statement Schedules
-----------------------------
All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or notes thereto included elsewhere in this report.

(b)Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)Exhibits. The following exhibits were previously filed as a part of the Annual Report on Form 10-K:

3.1   Form of Certificate of Incorporation of Registrant, filed as
        Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
3.2   Form of By-laws of Registrant, filed as Exhibit 3.2 to the

        Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
4.1 Form of Stockholders Agreement, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
4.2 Form of Indenture between the Registrant, as issuer, and First Union National Bank, as Trustee, relating to Registrant's Senior Notes due 2007, including form of Note, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
4.3 Form of Pledge Agreement between Registrant, as issuer, and First Union National Bank, as Escrow Agent, relating to Registrant's Senior Notes due 2007, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
4.4 Form of Indenture between the Registrant, as issuer, and First Union National Bank, as Trustee, relating to Registrant's Senior Discount Notes due 2008, including form of Note.
4.5   Form of Certificate for the Class A Common Stock, filed as Exhibit
        4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.1 Employment Agreement, dated August 19, 1996, between Associated Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.2 Stock Contribution Agreement, dated as of March 10, 1997, among Associated Communications, L.L.C., FirstMark Communications, Inc. and Lynn Forester, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.3 Securities Purchase Agreement, dated as of September 30, 1997, by and among Teligent, L.L.C., Microwave Services, Inc., Digital Services Corporation, and Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.4 Form of Registration Rights Agreement, by and among Teligent, L.L.C. and Nippon Telegraph and Telephone Corporation, filed as
        Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.5  Form of Technical Services Agreement, by and among Teligent,
        L.L.C. and NTT America, Inc. , filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.6 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.7 Agreement and Plan of Merger, dated as of October 6, 1997, by and between Teligent, Inc. and Teligent, L.L.C. , filed as Exhibit
        10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.8 Form of Lease Agreement, dated as of July 22, 1997, for the 8065 Leesburg Pike, Vienna, Virginia office space lease between NHP Incorporated and Teligent, L.L.C. , filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.9  Form of Teligent, Inc. 1997 Stock Incentive Plan, filed as Exhibit
        10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.10 Network Products Purchase Agreement, dated December 11, 1997, by and between Northern Telecom Inc. and Teligent, Inc. *
10.11 Financing Commitment Letter of Intent, dated October 28,
        1997, by and between Northern Telecom Inc. and Teligent, Inc, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.12 Promissory Note, dated February 1, 1997, by Kirby G. Pickle,
        Jr. to Associated Communications, L.L.C., filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.13 Promissory Notes, each dated October 29, 1997, by Abraham L.
        Morris to Teligent, L.L.C., filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.14 Promissory Note, dated August 5, 1997, by Laurence E. Harris to Associated Communications, L.L.C., filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.15 Promissory Note, dated April 7, 1997, by Steven F. Bell to
        Associated Communications, L.L.C., filed as   Exhibit 10.14 to
        the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.16 Registration rights agreement dated as of March 6, 1998, by
        and between Teligent, Inc., and Microwave   Services, Inc.
10.17 Registration rights agreement dated as of February 20, 1998, by and between Teligent, Inc., and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Goldman, Sachs & Co., Salomon Brothers Inc, and TD Securities
        (USA) Inc. (1)
21.1  Significant Subsidiaries of the Registrant.
23.1  Consent of Ernst & Young LLP, Independent Auditors.
27.1 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

* - Portions of this document have been omitted pursuant to a request for confidential treatment.

(1) Filed with this Form 10-K/A on April 30, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TELIGENT, INC.
                                   (Registrant)

Date:  April 30, 1998               By: /s/ Alex J. Mandl
                                        -----------------
                                    Alex J. Mandl
                                    Chairman of the Board, Chief
                                    Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: ApriL 30, 1998                  By: /s/ Alex J. Mandl
                                          -----------------
                                      Alex J.Mandl
                                      Chairman of the Board, Chief
                                      Executive Officer and Director



Date: April 30, 1998                 By: /s/ Abraham L. Morris
                                          ---------------------
                                      Abraham L. Morris
                                      Senior Vice President, Chief
                                      Financial Officer and Treasurer
                                     (Principal Financial Officer)


Date: April 30 , 1998                 By: /s/ Cindy L. Tallent
                                          --------------------
                                      Cindy L. Tallent
                                      Vice President and Controller
                                      (Principal Accounting Officer)


Date: April  ___, 1998                By:
                                          -----------------------
                                      Myles P. Berkman
                                      Director

Date: April 30, 1998                  By: /s/ David J. Berkman
                                          --------------------
                                      David J. Berkman
                                      Director


Date: April 30, 1998                  By: /s/ William H. Berkman
                                          ----------------------
                                      William H. Berkman
                                      Director


Date: April 30, 1998                   By: /s/ Donald H. Jones
                                           -----------------
                                      Donald H. Jones
                                      Director


Date: April 30, 1998                   By: /s/ Tetsuro Mikami
                                           ------------------
                                      Tetsuro Mikami
                                      Director


Date: April  30, 1998                  By: /s/ Rajendra Singh
                                           ------------------
                                      Rajendra Singh
                                      Director