Form 10-Q
period 1998-03-31
TELIGENT INC
filed 1998-05-15
CIK 1047021

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                            --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.
                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                 to               .

                              Commission File Number 000-23387


                                        TELIGENT, INC.
           (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                            54-1866562
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

        8065 LEESBURG PIKE
        VIENNA, VIRGINIA                                        22182
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


The number of shares outstanding of each of the registrant's classes of common stock as of May 11, 1998 was as follows:

                         Common Stock, Class A         8,165,129
                         Common Stock, Class B        44,426,299

                          TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Balance Sheets -
               As of March 31, 1998 (unaudited) and December 31, 1997         3

             Unaudited  Condensed  Statements  of  Operations -
               For the three months ended March 31, 1998 and 1997,
               and for the period March 5, 1996 (date of inception)
               to March 31, 1998                                              4

             Condensed Statements of Shareholders' Equity (Deficit) -
               For the period March 5, 1996 (date of  inception) to
               December 31,  1997,  and for the three months ended
               March 31, 1998 (unaudited)                                     5

             Unaudited  Condensed  Statements  of Cash  Flows -
               For the three months ended March 31, 1998 and 1997,
               and for the period March 5, 1996 (date of inception)
               to March 31, 1998                                              6

             Notes to Unaudited Condensed Financial Statements                7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II.     OTHER INFORMATION

Item 2.      Use of Proceeds                                                12

Item 6.      Exhibits and Reports on Form 8-K                               12

SIGNATURES

EXHIBITS INDEX

PART I        FINANCIAL INFORMATION
 Item 1.      Condensed Financial Statements

                                 TELIGENT, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)

                                                   March 31,  December 31,
                                                      1998       1997
                                                      ----       ----
                                                   (unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 636,933  $ 424,901
  Prepaid expenses and other current assets            8,646      7,087
  Restricted cash and investments                     31,796     30,373
                                                   ---------  ---------
    Total current assets                             677,375    462,361
Property and equipment, net                           58,019      8,186
Restricted cash and investments                       64,599     64,702
Intangible assets, net                                66,821     60,354
Other assets                                             807        777
                                                   ---------  ---------
    Total assets                                   $ 867,621  $ 596,380
                                                   =========  =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                 $  53,723  $  16,577
  Accrued interest and other current liabilities      15,812      4,468
                                                   ---------  ---------
    Total current liabilities                         69,535     21,045
11 1/2% Senior Notes, due 2007                       300,000    300,000
11 1/2% Senior Discount Notes, due 2008              253,650       --
Other non-current liabilities                          1,423      1,189
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                       --         --
  Common stock                                           526        526
  Additional paid-in capital                         442,982    436,307
  Deficit accumulated during the development stage  (190,245)  (151,687)
                                                   ---------  ---------
                                                     253,263    285,146
  Notes receivable from Executive, net               (10,250)   (11,000)
                                                   ---------  ---------
    Total stockholders' equity                       243,013    274,146
                                                   ---------  ---------
  Total liabilities and stockholders' equity       $ 867,621  $ 596,380
                                                   =========  =========

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

                                                                                   Period from March 5
                                                            Three Months Ended    1996 (date of inception)
                                                                   March 31,            to March 31,
                                                               1998           1997         1998
                                                             --------        ------      --------
Revenues:
 Communications services                                   $       98  $         --   $       131
 Management fees and other services                                --           635         4,664
                                                             --------        ------      --------
     Total revenues                                                98           635         4,795
                                                             --------        ------      --------

Costs and expenses:
 Cost of services                                               7,391           547        13,801
 Sales, general and administrative expenses                    19,229         4,556        72,277
 Stock-based compensation                                       6,630         2,084        93,451
 Depreciation and amortization                                  1,573            87         8,191
                                                             --------        ------      --------

     Total costs and expenses                                  34,823         7,274       187,720
                                                             --------       -------      --------

 Loss from operations                                         (34,725)       (6,639)     (182,925)

Interest and other income                                       8,096             3        11,348
Interest expense                                              (11,929)         (127)      (18,668)
                                                             --------       -------      --------

Net loss                                                 $    (38,558) $     (6,763) $   (190,245)
                                                             ========       =======      ========

Net loss per share                                       $      (0.73) $      (0.15) $      (4.02)
                                                             ========       =======      ========

Weighted average common shares outstanding                 52,585,382    44,426,299    47,347,100
                                                           ==========    ==========    ==========

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period from March 5, 1996 (date of inception) to March 31, 1998
                             (amounts in thousands)


                                                        Capital      / -------- Common Stock -------- /
                                                     Contributions    A     B-1     B-2    B-3    Total
                                                    -------------- ------ ------  ------  ------  ------
Balance at March 5, 1996 (date of inception)            $      --  $   --  $  --   $ --  $  --  $   --
Member capital contributions                               24,058
Notes receivable from Executive
Amortization of notes receivable from Executive
Net loss
                                                         --------  ------ ------  ------  ------  ------

   Balance at December 31, 1996                            24,058      --     --      --      --      --
                                                         --------  ------ ------  ------  ------  ------
Contribution of licenses from members                       8,497
Acquisition                                                31,500
Cash contributions                                        100,301
Conversion of member interests
  to capital stock                                       (164,356)     19    214     172      23     428
Conversion of CARs and Appreciation Units
   to stock options
Equity contribution prior to public offering                   35      35
Public stock offering                                          63      63
Amortization of notes receivable from Executive
Net loss

                                                         --------  ------ ------  ------  ------  ------
   Balance at December 31, 1997                                --      82    214     172      58     526
                                                         --------  ------ ------  ------  ------  ------

Exercise of stock options
Stock-based compensation
Amortization of notes receivable from Executive
Net loss

                                                         --------  ------  ------  ------  ------  ------
   Balance at March 31, 1998 (unaudited)                 $     --  $   82  $  214  $  172  $   58  $  526
                                                         ========  ======  ======  ======  ======  ======

                                                                                         Notes
                                                     Additional                       Receivable
                                                        Paid-in      Accumulated         From
                                                        Capital         Deficit        Executive      Total
                                                       ---------      ----------      ----------   ----------
 Balance at March 5, 1996 (date of inception)          $      --      $      --       $      --    $       --
 Member capital contributions                                                                          24,058
 Notes receivable from Executive                                                        (15,000)      (15,000)
 Amortization of notes receivable from Executive                                          1,000         1,000
 Net loss                                                               (13,633)                      (13,633)
                                                       ---------      ----------      ----------   -----------
    Balance at December 31, 1996                              --        (13,633)        (14,000)       (3,575)
                                                       ---------      ----------      ----------   -----------
 Contribution of licenses from members                                                                  8,497
 Acquisition                                                                                           31,500
 Cash contributions                                                                                   100,301
 Conversion of member interests
   to capital stock                                     163,928                                            --
 Conversion of CARs and Appreciation Units
    to stock options                                     86,821                                        86,821
 Equity contribution prior to public offering            59,965                                        60,000
 Public stock offering                                  125,593                                       125,656
 Amortization of notes receivable from Executive                                          3,000         3,000
 Net loss                                                              (138,054)                     (138,054)

                                                       ---------      ----------      ----------   -----------
    Balance at December 31, 1997                        436,307        (151,687)        (11,000)      274,146
                                                       ---------      ----------      ----------   -----------
 Exercise of stock options                                   45                                            45
 Stock-based compensation                                 6,630                                         6,630
 Advance to employee on option value                         --                                            --
 Amortization of notes receivable from Executive                                            750           750
 Net loss                                                               (38,558)                      (38,558)
                                                       ---------      ----------      ----------   -----------
    Balance at March 31, 1998 (unaudited)              $ 442,982      $(190,245)      $ (10,250)   $  243,013
                                                      ==========      ==========      ==========   ===========

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                         (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)

                                                                           Period from March
                                                                            5, 1996 (Date of
                                                       Three Months Ended     inception) to
                                                            March 31,          March 31,
                                                        1998         1997        1998
                                                     ---------     --------    ---------
Cash flows from operating activities:
Net loss                                            $ (38,558)     $ (6,763)   $(190,245)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        1,573            87        8,191
   Amortization of notes receivable from Executive        750           750        4,750
   Amortization of discount on long-term debt           2,947          --          2,947
   Amortization of debt issue costs                       262          --            321
   Other noncurrent liabilities                           234           219        1,423
   Stock-based compensation                             6,630         2,084       93,451
   Other                                                  (30)         --           (807)
   Changes in current assets and current liabilities:
    Prepaid expenses and other current assets          (1,559)         (353)      (8,133)
    Accounts payable                                   (3,783)         (789)      12,794
    Accrued interest and other current liabilities     11,344           252       15,812
                                                   ----------    ----------   ----------
Net cash used in operating activities                 (20,190)       (4,513)     (59,496)
                                                   ----------    ----------   ----------

Cash flows from investing activities:
 Restricted cash and investments                       (1,320)         --        (96,395)
 Purchase of property and equipment                    (9,648)       (1,388)     (23,317)
 Acquisitions and other investments                      --          (5,570)     (10,720)
                                                   ----------    ----------   ----------
   Net cash used in investing activities              (10,968)       (6,958)    (130,432)
                                                   ----------    ----------   ----------

Cash flows from financing activities:
 Proceeds from bank borrowing                            --          11,500       42,500
 Repayment of bank borrowing                             --            --        (42,500)
 Members contributions                                   --            --        109,359
 Equity contribution prior to public offering            --            --         60,000
 Net proceeds from issuance of common stock              --            --        125,656
 Proceeds from long-term debt                         250,703          --        550,703
 Debt financing costs                                  (7,558)         --        (18,902)
 Proceeds from exercise of stock options                   45          --             45
                                                   ----------    ----------   ----------
   Net cash provided by financing activities          243,190        11,500      826,861
                                                   ----------    ----------   ----------
Net increase in cash and equivalents                  212,032            29      636,933
Cash and cash equivalents, beginning of period        424,901         1,303         --
                                                   ----------    ----------   ----------
Cash and cash equivalents, end of period           $  636,933    $    1,332   $  636,933
                                                   ==========    ==========   ==========

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       The Company

         Teligent, Inc. ("Teligent" or the "Company") (a development stage company) was formed in September 1997, as a wholly owned subsidiary of Teligent, L.L.C. On November 21, 1997, concurrent with an initial public offering of the Company's Class A Common Stock, Teligent, L.L.C. merged with and into the Company (the "Merger") with the Company as the surviving entity. Teligent, L.L.C. was originally formed in March 1996, by Microwave Services, Inc. ("MSI") and Digital Services Corporation ("DSC"), both of which, through affiliates, have extensive experience in pioneering wireless telecommunications businesses. Prior to the Merger, Nippon Telegraph and Telephone Corporation ("NTT"), through its wholly owned subsidiary NTTA&T, acquired a 5% interest in Teligent L.L.C., and immediately after the Merger acquired an additional 7.5% equity interest in the Company. All of Teligent, L.L.C.'s member interests were converted into shares of common stock upon the Merger in a manner proportionate to each member's percentage interest in Teligent, L.L.C.
immediately prior to the Merger.

         Teligent, currently in the development stage, intends to be a premier provider of high quality, low cost voice, data, and video telecommunications services primarily to small and medium size businesses. through its own fixed local wireless point-to-multipoint broadband networks and leased long distance facilities

2.       Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998. The results of operations for the three months ending March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Income Taxes

      The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements. During the period ended March 31, 1998, the Company did not record an income tax provision given the significant operating losses and based on the fact that any resultant asset would be fully reserved.

      Net Loss Per Share

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share for all years presented. For the period prior to 1998, the Company's net loss per share calculation (basic and fully diluted), is based upon the number of common shares outstanding immediately prior to the initial public offering, as if outstanding for all periods presented similar to a stock split, plus the weighted average common shares issued subsequent to the initial public offering. The Company's 1998 net loss per share calculation (basic to fully diluted) is based on the weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

      Comprehensive Income

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss.

3.       Supplemental Disclosure of Cash Flow Information

         Investing Activities:

     During the three months ended March 31, 1998, the Company incurred capital expenditures of approximately $50.6 million, of which $40.9 million was accrued, and is not reflected in the accompanying condensed statement of cash flows.

4.    Capital Stock

     During the three months ended March 31, 1998, stock options were exercised to purchase 6,860 shares of the Company's Class A Common Stock. The number of shares of the Company's Class A Common Stock issued and outstanding as of March 31, 1998 was 8,163,270 shares.

5.   Discount Note Offering

      On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2%, payable March 1 and September 1 through March 1, 2008. The Company received approximately $243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements
expressed   or  implied  by  such   forward-looking   statements.   Given  these
uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview

     Teligent intends to capitalize on a convergence of technological, regulatory and market developments to capture revenues in the estimated $110 billion business telecommunications market. Teligent's goal is to be a premier full-service, integrated communications company that will offer small and medium-sized business customers local, long distance, high-speed data and Internet services over its own, digital wireless networks in 74 major metropolitan areas in the United States.

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

     The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience increasing operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. The Company expects that operating and net losses and negative operating cash flow will increase significantly as the Company implements its growth strategy. See "--Liquidity and Capital Resources."

Results of Operations

      Prior to the transfer by MSI and DSC of their fixed wireless licenses to the Company, revenues and cash flows associated with customers using the fixed wireless licenses were accounted for by MSI and DSC. Accordingly, the Company's historic revenues principally reflect certain management and administration services to MSI and DSC in connection with the development, construction and operation of their 18 GHz and subsequently 24 GHz fixed wireless networks. Additionally, Teligent was reimbursed by MSI and DSC for the cost of certain services provided by Teligent prior to the transfer by MSI and DSC of their fixed wireless licenses to Teligent, in connection with the construction and operation of the fixed wireless links related to the 18 GHz and 24 GHz licenses.

During the fourth quarter of 1997, the fixed wireless licenses previously owned by MSI and DSC were contributed to the Company, and the management service arrangements related to these licenses ended. During the first quarter of 1998, the Company continued to focus on the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems and the negotiation of interconnection agreements.


Three Months Ended March 31, 1998 Compared to March 31, 1997

      The Company generated revenue from communications services of approximately $0.1 million for the three months ended March 31, 1998. During the three months ended March 31, 1997, the Company generated revenue of $0.6 million for management and other services under arrangements that ended during 1997.

      During the three months ended March 31, 1998, the Company continued to grow and develop its infrastructure resulting in an overall increase in its operating expenses as compared with the three months ended March 31, 1997.

     Operating  expenses  for the  three  months  ended  March  31,  1998,  were
approximately   $34.8  million   relating   primarily  to  the  commencement  of
operations. Operating expenses included $7.4 million of cost of services, primarily consisting of headcount related costs and site rent and acquisition expenses related to network operations, $19.2 million of sales, general and administrative expenses, primarily consisting of headcount-related costs, and $6.6 million of non-cash expense associated with stock-based compensation. Depreciation and amortization for the three months was $1.6 million due to higher capital expenditures and amortization of intangibles acquired in the fourth quarter of 1997. Interest expense for the three months was $11.9 million, comprised of interest on the 11 1/2% Senior Notes issued in November 1997, and the 11 1/2% Senior Discount Notes issued in February 1998. Interest and other income for the three months ended March 31, 1998, was $8.1 million, primarily as a result of interest earned on cash and investments. The Company expects to generate significant operating and net losses for the next several years.

     For the three months ended March 31, 1997, the Company incurred operating expenses of approximately $7.3 million, including $0.5 million relating to the cost of services and $4.6 million of sales, general and administrative expenses, and $2.1 million of non-cash expense associated with stock-based compensation. Interest expense for the three months ended March 31, 1997 was $0.1 million.
                                       10

Liquidity and Capital Resources

Discount Notes Offering

      On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Discount Notes"). The Discount Notes carry zero-coupon interest until March 1, 2003, after which the Discount Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. The Company received approximately $243.1 million in net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

Historical Cash Flows

      At March 31, 1998, the Company had working capital of $607.8 million and cash and cash equivalents of $636.9 million, as compared to working capital of $441.3 million and cash and cash equivalents of $424.9 million at December 31, 1997. The increase in working capital from December 31, 1997 to March 31, 1998 is primarily the result of proceeds from the Discount Notes Offering. The buildout of the Company's networks and the marketing of its services will require significant capital and operating expenditures.

     The Company's total assets increased from $596.4 million as of December 31, 1997 to $867.6 million at March 31, 1998, due primarily to cash proceeds from the Discount Notes Offering and capital expenditures. Property and equipment, net of accumulated depreciation, comprised $58.0 million at March 31, 1998 compared to $8.2 million at December 31, 1997.

     The Company may have the opportunity to accelerate the launch of commercial service on its digital wireless communications network earlier than previously planned. If the Company is successful in accelerating these commercial launches, it may result in increased operating and capital expenditures in 1998.

      Cash used in operating activities totaled $20.2 million for the three months ended March 31, 1998, due primarily to the operating loss for the period reduced by non-cash compensation and other charges. For the same period in 1997, the Company used cash in operations of $4.5 million, due primarily to the operating loss for the period offset primarily by non-cash stock-based compensation.

      The Company used cash in investing activities of $11.0 million for the three months ended March 31, 1998 relating primarily to the purchase of property and equipment. For the same period in 1997, the Company used $7.0 million in investing activities, consisting of $1.4 million relating to the purchase of property and equipment and $5.6 million relating to the acquisition of FirstMark.

      The Company's cash flows provided by financing activities for the three months ended March 31, 1998 were $243.2 million, consisting primarily of net proceeds from the Discount Notes Offering, after costs of $7.6 million. For the same period in 1997, cash flows from financing activities were $11.5 million consisting of borrowings under a credit agreement that was terminated in November 1997.

PART II          OTHER INFORMATION

Item 2.    Use of Proceeds

     In November 1997, the Company completed an offering of 6,325,000 shares of the Company's Class A Common Stock (the "Equity Offering"). The net proceeds to the Company from the Equity Offering was approximately $125.7 million, after deductions for offering expenses. As of March 31, 1998, the Company had used such net proceeds, together with proceeds from capital contributions received prior to the Equity Offering and with proceeds from the Company's offering of $300 million 11 1/2% Senior Discount Notes due 2007, and from the Company's Discount Notes Offering, as follows: (i) to repay in full $42.5 million of indebtedness outstanding under the Company's credit facility, (ii) $93.9 million to purchase Pledged Securities to provide for payment in full of the first six interest payments due on the Senior Notes, (iii) $9.6 million for the purchase of property and equipment, and (iv) to fund general corporate purposes.

Item 6.    Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit Index

          (b)    Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three months ended March 31, 1998

                    None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TELIGENT, INC.
                                      (Registrant)


Date:  May 15, 1998                       By: /s/ Abraham L. Morris
                                              ------------------------------
                                              Abraham L. Morris
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer
                                               (Principal Financial Officer)



Date: May 15, 1998                        By: /s/ Cindy L. Tallent
                                              ------------------------------
                                              Cindy L. Tallent
                                               Vice President and Controller
                                               (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.    Description of Exhibit

     3.1       Form of Certificate of  Incorporation  of Registrant,  filed as
               Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No.333-37381), dated November 26, 1997, and incorporated herein by reference.

     3.2 Form of By-laws of Registrant, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.

     4.1 Form of Indenture between the Registrant, as issuer, and First Union National Bank, as Trustee, relating to Registrant's Senior Discount Notes due 2008, including form of Note, filed as Exhibit
               4.4 to the Company's Form of Annual Report on Form 10-K, filed on March 31, 1998, and incorporated by reference herein.

     10.1 Registration Rights Agreement dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc. filed as
               Exhibit 10.16 to the Company's Form of Annual Report on Form 10-K, filed on March 31, 1998, and incorporated herein by reference.

     27.1      Financial   Data   Schedule   for  the  three  months  ended
               March 31, 1998 (filed only electronically with the Securities and Exchange Commission).