Form 10-Q
period 1998-06-30
TELIGENT INC
filed 1998-08-14
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998.

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



The number of shares outstanding of each of the registrant's classes of common stock as of August 10, 1998 was as follows:

                        Common Stock, Class A  8,167,590
                        Common Stock, Class B 44,426,299

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets -
           As of June 30, 1998 (unaudited) and December 31, 1997               3

          Unaudited Condensed Statements of Operations -
           For the three and six months ended June 30, 1998 and 1997
            and for the period March 5, 1996 (date of inception) to
             June 30, 1998                                                     4

          Condensed Statements of Shareholders' Equity (Deficit) For the
           period March 5, 1996 (date of inception) to December 31,
            1997, and for the six months ended June 30, 1998 (unaudited)       5

          Unaudited  Condensed  Statements  of  Cash  Flows  For the six
           months ended June 30, 1998 and 1997, and for
            the period March 5, 1996 (date of inception) to June 30, 1998      6

          Notes to Unaudited Condensed Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

PART II.  OTHER INFORMATION

Item 2.   Change in Securities and Use of Proceeds                            14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES

EXHIBIT INDEX

 PART I         FINANCIAL INFORMATION
 Item 1.       Condensed Financial Statements
 -------       ------------------------------

                                 TELIGENT, INC.
                          (a development stage company)
                            CONDENSED BALANCE SHEETS
                             (amounts in thousands)

                                                                                     June 30,        December 31,
                                                                                     --------        ------------
                                                                                      1998                1997
                                                                                      ----                ----
                                                                                   (unaudited)
           Assets
           Current assets:
             Cash and cash equivalents                                             $ 586,976           $ 424,901
             Prepaid expenses and other current assets                                 5,330               7,087
             Restricted cash and investments                                          30,016              30,373
                                                                                     -------             -------
               Total current assets                                                  622,322             462,361
           Property and equipment, net                                                71,673               8,186
           Restricted cash and investments                                            50,736              64,702
           Intangible assets, net                                                     67,682              60,354
           Other assets                                                                  851                 777
                                                                                     -------             -------
               Total assets                                                        $ 813,264           $ 596,380
                                                                                     =======             =======

           Liabilities and Stockholders' Equity
           Current liabilities:
             Accounts payable                                                       $ 48,886            $ 16,577
             Accrued interest and other current liabilities                           10,285               4,468
                                                                                     -------              ------
               Total current liabilities                                              59,171              21,045
           11 1/2% Senior Notes, due 2007                                            300,000             300,000
           11 1/2% Senior Discount Notes, due 2008                                   260,873                   -
           Other non-current liabilities                                               1,657               1,189
           Commitments and contingencies
           Stockholders' equity:
             Preferred stock                                                               -                   -
             Common stock                                                                526                 526
             Additional paid-in capital                                              449,918             436,307
             Deficit accumulated during the development stage                       (249,381)           (151,687)
                                                                                     -------             -------
                                                                                     201,063             285,146
             Notes receivable from Executive                                          (9,500)            (11,000)
                                                                                     -------             -------
               Total stockholders' equity                                            191,563             274,146
                                                                                     -------             -------
             Total liabilities and stockholders' equity                            $ 813,264           $ 596,380
                                                                                     =======             =======

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)
                                   (unaudited)

                                                                                                           Period from March 5,
                                                                                                           --------------------
                                            Three Months Ended                Six Months Ended            1996 (date of inception)
                                            ------------------                ----------------            ------------------------
                                                  June 30,                           June 30,                 to June 30,
                                                  --------                           --------                 -----------
                                             1998             1997             1998             1997             1998
                                             ----             ----             ----             ----             ----
Revenues:
  Communications services             $       143     $         --       $      241     $         --       $      274
  Management fees and other services           --            1,079              --             1,714            4,664
     Total revenues                           143            1,079              241            1,714            4,938

Costs and expenses:
  Cost of services                         17,942            1,167           25,333            1,713           31,743
  Sales, general and administrative
     expenses                              26,229            7,546           45,457           12,103           98,506
  Stock-based compensation                  6,923           35,790           13,554           37,873          100,374
  Depreciation and amortization             2,080               80            3,653              167           10,271
                                          -------          -------          -------          -------          -------

         Total costs and expenses          53,174           44,583           87,997           51,856          240,894
                                          -------          -------          -------          -------          -------

     Loss from operations                 (53,031)         (43,504)         (87,756)         (50,142)        (235,956)

Interest and other income                  10,170               46           18,266               49           21,518
Interest expense                          (16,274)            (405)         (28,204)            (533)         (34,943)
                                          -------          -------          -------          -------          -------
Net loss                             $    (59,135)    $    (43,863)    $    (97,694)    $    (50,626)    $   (249,381)
                                          =======          =======          =======          =======          =======

Net loss per share                   $      (1.12)    $      (0.99)    $      (1.86)    $      (1.14)    $      (5.21)
                                          =======          =======          =======          =======          =======

Weighted average common shares
  outstanding                          52,591,864       44,426,299       52,588,640       44,426,299       47,909,301
                                       ==========       ==========       ==========       ==========       ==========

                  See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period from March 5, 1996 (date of inception) to June 30, 1998
                             (amounts in thousands)



                                                            Capital    / --------------- Common Stock ----------------- /
                                                       Contributions    A           B-1           B-2     B-3     Total
                                                       -------------   ---          ---           ---     ---     -----

Balance at March 5, 1996 (date of inception)          $    --       $    --      $    --      $   --   $   --    $   --
Member capital contributions                             24,058
Notes receivable from Executive
Amortization of notes receivable from Executive
Net loss
                                                        -------     -------       ------       ------  ------     ------

   Balance at December 31, 1996                          24,058          --           --           --      --         --
                                                        -------     -------       ------       ------  ------     ------

Contribution of licenses from members                     8,497
Acquisition                                              31,500
Cash contributions                                      100,301
Conversion of member interests
  to capital stock                                     (164,356)           19         214          172      23        428
Stock based compensation
Equity contribution prior to public offering                 35            35
Public stock offering                                        63            63
Amortization of notes receivable from Executive
Net loss
                                                         -------     -------       ------       ------  ------     ------
   Balance at December 31, 1997                            --             82          214          172      58       526
                                                         -------     -------       ------       ------  ------     ------
Exercise of stock options
Stock-based compensation
Amortization of notes receivable from Executive
Net loss
                                                        -------     -------       ------       ------  ------     ------
   Balance at June 30, 1998 (unaudited)               $      --     $    82     $    214     $    172 $    58   $    526
                                                        =======     =======       ======       ======  ======     ======



                                                                                        Notes
                                                       Additional                    Receivable
                                                        Paid-in     Accumulated         From
                                                        Capital       Deficit         Executive        Total

Balance at March 5, 1996 (date of inception)          $    --       $      --        $    --     $        --
Member capital contributions                                                                          24,058
Notes receivable from Executive                                                       (15,000)       (15,000)
Amortization of notes receivable from Executive                                         1,000          1,000
Net loss                                                              (13,633)                       (13,633)
                                                        -------       -------         -------       --------
   Balance at December 31, 1996                            --         (13,633)        (14,000)       (3,575)
                                                        -------       -------         -------       --------

Contribution of licenses from members                                                                 8,497
Acquisition                                                                                          31,500
Cash contributions                                                                                  100,301
Conversion of member interests
  to capital stock                                      163,928                                          --
Stock based compensation                                 86,821                                      86,821
Equity contribution prior to public offering             59,965                                      60,000
Public stock offering                                   125,593                                     125,656
Amortization of notes receivable from Executive                                         3,000         3,000
Net loss                                                             (138,054)                     (138,054)
                                                        -------       -------         -------      --------
   Balance at December 31, 1997                         436,307      (151,687)        (11,000)      274,146
                                                        -------       -------         -------      --------

Exercise of stock options                                    57                                          57
Stock-based compensation                                 13,554                                      13,554
Amortization of notes receivable from Executive           1,500                                       1,500
Net loss                                                (97,694)                                    (97,694)
                                                        -------       -------        -------       --------
   Balance at June 30, 1998 (unaudited)               $ 449,918     $(249,381)     $  (9,500)     $ 191,563
                                                        =======       =======        =======       ========

                  See notes to condensed financial statements.
                                       5

                                 TELIGENT, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)

                                                                                                            Period from March 5,
                                                                                                            --------------------
                                                                               Six Months Ended       1996 (date of inception) to
                                                                               ----------------       ---------------------------
                                                                                    June 30,                       June 30,
                                                                                    --------                      --------
                                                                          1998                   1997               1998
                                                                          ----                   ----               ----
 Cash flows from operating activities:
 Net loss                                                              $ (97,694)             $ (50,626)        $ (249,381)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                                      3,653                    167             10,271
        Amortization of notes receivable from Executive                    1,500                  1,500              5,500
        Amortization of discount on long-term debt                        10,170                      -             10,170
        Amortization of debt issue costs                                     575                      -                634
        Other noncurrent liabilities                                         467                    439              1,656
        Stock-based compensation                                          13,554                 37,873            100,374
        Other                                                                (75)                     -               (852)
        Changes in current assets and current liabilities:
           Prepaid expenses and other current assets                        (247)                (3,512)            (6,821)
           Accounts payable                                                8,296                    132             24,873
           Accrued interest and other current liabilities                  5,817                    618             10,285
                                                                         -------                 ------            -------
              Net cash used in operating activities                      (53,984)               (13,409)           (93,291)
                                                                         -------                 ------            -------
 Cash flows from investing activities:
     Restricted cash and investments                                      14,324                      -            (80,751)
     Purchase of property and equipment                                  (41,467)                (3,468)           (55,136)
     Acquisitions and other investments                                       -                  (5,770)           (10,720)
                                                                         -------                 ------            -------
       Net cash used in investing activities                             (27,143)                (9,238)          (146,607)
                                                                         -------                 ------            -------

 Cash flows from financing activities:
     Proceeds from bank borrowing                                              -                 23,000             42,500
     Repayment of bank borrowing                                               -                      -            (42,500)
     Members contributions                                                     -                      -            109,359
     Equity contribution prior to public offering                              -                      -             60,000
     Net proceeds from issuance of common stock                                -                      -            125,656
     Proceeds from long-term debt                                        250,703                      -            550,703
     Debt financing costs                                                 (7,558)                     -            (18,901)
     Proceeds from exercise of stock options                                  57                     -                  57
                                                                         -------                 ------            -------
        Net cash provided by financing activities                        243,202                 23,000            826,874
                                                                         -------                 ------            -------
Net increase in cash and equivalents                                     162,075                    353            586,976
 Cash and cash equivalents, beginning of period                          424,901                  1,303                  -
                                                                         -------                 ------            -------
 Cash and cash equivalents, end of period                              $ 586,976                $ 1,656          $ 586,976
                                                                         =======                 ======            =======

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

         Teligent, currently in the development stage, intends to be a premier provider of high quality, low cost voice, data, and video telecommunications services primarily to small and medium sized businesses.

2.       Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three and six months ending June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes

         The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements. During the three and six months period ended June 30,

1998, the Company did not record an income tax provision given the significant operating losses and based on the fact that any resultant asset would be fully reserved.

         Net Loss Per Share

         During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share for all years presented. For the period prior to 1998, the Company's net loss per share calculation (basic and fully diluted), is based upon the number of common shares outstanding immediately prior to the initial public offering, as if outstanding for all periods presented similar to a stock split, plus the weighted average common shares issued subsequent to the initial public offering. The Company's 1998 net loss per share calculation (basic and fully diluted) is based on the weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

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


3.       Supplemental Disclosure of Cash Flow Information

         Investing Activities

         During the six months ended June 30, 1998, the Company incurred capital expenditures of approximately $65.5 million, of which $24.0 million was accrued, and is not reflected in the accompanying condensed statement of cash flows.


4.       Capital Stock

         During the six months ended June 30, 1998, stock options were exercised to purchase 9,931 shares of the Company's Class A Common Stock. The number of shares of the Company's Class A Common Stock issued and outstanding as of June 30, 1998 was 8,166,341.


5.       Discount Note Offering

         On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes carry zero-coupon interest until March 1, 2003, after which the Senior Discount Notes pay interest at 11 1/2%, payable March 1 and September 1 through March 1, 2008. The Company received approximately $243.1 million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

         On July 10, 1998, the Company commenced an offer to exchange (the "Exchange Offer") all outstanding Senior Discount Notes for 11 1/2% Series B Senior Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes except for certain transfer restrictions, registration rights and certain liquidated damages rights which rights will terminate upon consummation of the Exchange Offer. The Exchange Offer expired on August 13, 1998 and all outstanding Senior Discount Notes were exchanged for the New Discount Notes.


6.        Subsequent Event

         On July 2, 1998, the Company entered into a credit agreement providing for facilities up to an aggregate of $800 million (the "Credit Agreement"). The Credit Agreement is for working capital and general corporate purposes, including the purchase of telecommunications equipment, software and services. Availability of funds under the Credit Agreement is subject to certain conditions as defined in the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company.

  Item 2. Management's Discussion and Analysis of Financial Condition and
  ------  ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, governmental, regulatory and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements
expressed   or  implied  by  such   forward-looking   statements.   Given  these
uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.


Overview and Results of Operations

         Teligent intends to capitalize on a convergence of technological, regulatory and market developments to capture revenues in the estimated $110 billion business telecommunications market. Teligent's goal is to be a full-service, integrated communications company that will offer small and medium-sized business customers local, long distance, high-speed data and Internet services over its own, digital wireless networks in 74 major metropolitan areas in the United States.

         The Company's business commenced on March 5, 1996, and the Company has generated only nominal revenues from operations to date. Prior to the transfer by MSI and DSC of their fixed wireless licenses to the Company in October 1997, revenues and cash flows associated with customers using the fixed wireless licenses were accounted for by MSI and DSC. Accordingly, Teligent's historic revenues principally reflect certain management and administrative services to MSI and DSC in connection with the development, construction and operation of their 18 GHz and subsequently 24 GHz fixed wireless networks. The Company's primary activities have focused on the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the development of operating systems and the negotiation of interconnection agreements.

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


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         The Company generated revenue from communications services of approximately $0.1 million for the three months ended June 30, 1998. During the three months ended June 30, 1997, the Company generated revenue of approximately $1.1 million for management and other services under arrangements that ended during 1997.

         Cost of services, consisting primarily of headcount-related costs and site rent and acquisition expenses related to network operations, was approximately $17.9 million for the three months ended June 30, 1998 as compared with approximately $1.2 million for the corresponding period in 1997. This increase reflects the Company's growth and development of its network operations.

         Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $26.2 million for the three months ended June 30, 1998, as compared with approximately $7.5 million for the corresponding period in 1997. This increase relates primarily to additional costs incurred on the commencement of operations and the development of the Company's infrastructure.

         Stock-based compensation expense, representing non-cash expense associated with stock-based compensation, was approximately $6.9 million for the three months ended June 30, 1998 as compared with approximately $35.8 million for the corresponding period in 1997. The decrease is due to additional compensation expense incurred in 1997 on Company Appreciation Rights granted prior to the Company's initial public offering.

         Depreciation and amortization for the three months ended June 30, 1998 was approximately $2.1 million as compared with approximately $0.1 million for the corresponding period in 1997 due to higher capital expenditures and amortization of intangibles acquired in the fourth quarter of 1997.

         Interest and other income for the three months ended June 30, 1998, was approximately $10.2 million, as compared with approximately $46,000 for the corresponding period in 1997. This increase was primarily as a result of interest earned on cash and investments.

         Interest expense for the three months ended June 30, 1998 was approximately $16.3 million, as compared with approximately $0.4 million for the corresponding period in 1997. This increase was due to interest on the 11 1/2% Senior Notes due 2007 issued in November 1997 (the "Senior Notes"), and the 11 1/2% Senior Discount Notes due 2008 issued in February 1998 (the "Senior Discount Notes").


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         The Company generated revenue from communications services of approximately $0.2 million for the six months ended June 30, 1998. During the six months ended June 30, 1997, the Company generated revenue of approximately $1.7 million for management and other services under arrangements that ended during 1997.

         Cost of services, consisting primarily of headcount-related costs and site rent and acquisition expenses related to network operations, was approximately $25.3 million for the six months ended June 30, 1998 as compared with approximately $1.7 million for the corresponding period in 1997. This increase reflects the Company's growth and development of its network operations.

         Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $45.5 million for the six months ended June 30, 1998, as compared with approximately $12.1 million for the corresponding period in 1997. This increase relates primarily to additional costs incurred on the commencement of operations and the development of the Company's infrastructure.

         Stock-based compensation expense, representing non-cash expense associated with stock-based compensation, was approximately $13.6 million for the six months ended June 30, 1998 as compared with approximately $37.9 million for the corresponding period in 1997. The decrease is due to additional compensation expense incurred in 1997 on Company Appreciation Rights granted prior to the Company's initial public offering.

         Depreciation and amortization for the six months ended June 30, 1998 was approximately $3.7 million as compared with approximately $0.2 million for the corresponding period in 1997 due to higher capital expenditures and amortization of intangibles acquired in the fourth quarter of 1997.

         Interest and other income for the six months ended June 30, 1998, was approximately $18.3 million, as compared with approximately $49,000 for the corresponding period in 1997. This increase was primarily as a result of interest earned on cash and investments.

         Interest expense for the six months ended June 30, 1998 was approximately $28.2 million, as compared with approximately $0.5 million for the corresponding period in 1997. This increase was due to interest on the Senior Notes and the Senior Discount Notes.

         The Company expects to generate significant operating and net losses for the next several years.


Liquidity and Capital Resources

Discount Notes Offering

         On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million Senior Discount Notes. The Senior Discount Notes carry zero-coupon interest until March 1, 2003, after which the Senior Discount Notes pay interest at 11 1/2% per annum payable March 1 and September 1, through March 1, 2008. The Company received approximately $243.1 million in net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million.

On July 10, 1998, the Company commenced an offer to exchange (the "Exchange Offer") all outstanding Senior Discount Notes for 11 1/2% Series B Senior Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes except for certain transfer restrictions, registration rights and certain liquidated damages rights which rights will terminate upon consummation of the Exchange Offer. The Exchange Offer expired on August 13, 1998 and all outstanding Senior Discount Notes were exchanged for the New Discount Notes.

Credit Facilities

         On July 2, 1998, the Company entered into a credit agreement providing for facilities up to an aggregate of $800 million (the "Credit Agreement"). The Credit Agreement will be used primarily for the purchase of telecommunications equipment, software and services and is also available for working capital and general corporate purposes. Availability of funds under the Credit Agreement is subject to certain conditions as defined in the Credit Agreement. The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company.

Historical Cash Flows

         At June 30, 1998, the Company had working capital of $563.2 million and cash and cash equivalents of $587.0 million, as compared to working capital of $441.3 million and cash and cash equivalents of $424.9 million at December 31, 1997. The increase in working capital from December 31, 1997 to June 30, 1998 is primarily the result of proceeds from the Discount Notes Offering. The buildout of the Company's networks and the marketing of its services will require significant capital and operating expenditures in the future.

         The Company's total assets increased from $596.4 million as of December 31, 1997 to $813.3 million at June 30, 1998, due primarily to cash proceeds from the Discount Notes Offering and capital expenditures. Property and equipment, net of accumulated depreciation, comprised $71.7 million at June 30, 1998 compared to $8.2 million at December 31, 1997.

         The Company intends to accelerate the launch of commercial service on its digital wireless communications network earlier than previously planned. If the Company is successful in accelerating these commercial launches, it may result in increased operating and capital expenditures in 1998.

         Cash used in operating activities totaled $54.0 million for the six months ended June 30, 1998, due primarily to the operating loss for the period reduced by non-cash compensation, amortization and depreciation, and other charges. For the same period in 1997, the Company used cash in operations of $13.4 million, due primarily to the operating loss for the period offset primarily by non-cash stock-based compensation.

         The Company used cash in investing activities of $27.1 million for the six months ended June 30, 1998 relating primarily to the purchase of property and equipment. For the same period in 1997, the Company used $9.2 million in investing activities, consisting of $3.5 million relating to the purchase of property and equipment and the remainder relating primarily to the acquisition of FirstMark Communications, Inc.

         The Company's cash flows provided by financing activities for the six months ended June 30, 1998 were $243.2 million, consisting primarily of net proceeds from the Discount Notes Offering, after costs of $7.6 million. For the same period in 1997, cash flows from financing activities were $23.0 million consisting of borrowings under a credit agreement that was terminated in November 1997.

PART II           OTHER INFORMATION

Item 2.    Change in Securities and Use of Proceeds

Change in Securities

On July 10, 1998, the Company commenced an offer to exchange (the "Exchange Offer") all outstanding Senior Discount Notes for 11 1/2% Series B Senior Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes except for certain transfer restrictions, registration rights and certain liquidated damages rights which rights will terminate upon consummation of the Exchange Offer. The Exchange Offer expired on August 13, 1998 and all outstanding Senior Discount Notes were exchanged for the New Discount Notes.

Use of Proceeds

         In November 1997, the Company completed an offering of 6,325,000 shares of the Company's Class A Common Stock (the "Equity Offering"). The net proceeds to the Company from the Equity Offering were approximately $125.7 million, after deductions for offering expenses. As of June 30, 1998, the Company had used such net proceeds, together with proceeds from capital contributions received prior to the Equity Offering and with the proceeds from the Company's offering of $300 million 11 1/2% Senior Notes due 2007, and from the Company's Discount Notes Offering, as follows: (i) $42.5 million to repay in full indebtedness outstanding under the Company's credit facility, (ii) $93.9 million to purchase Pledged Securities to provide for payment in full of the first six interest payments due on the Senior Notes, (iii) $41.5 million for the purchase of property and equipment, (iv) $17.7 million to pay interest on the Senior Notes and (v) to fund general corporate purposes.


Item 5.    Other Information

         On July 17, 1998, the Federal Communications Commission released an order unanimously affirming its March 1997 decision relocating Teligent's 18 GHz DEMS licenses to the 24 GHz band.

         On July 7, 1998, the U.S. District Court for the Northern District of Texas granted the preliminary injunction sought by Teligent barring the city of Dallas from requiring Teligent to obtain a franchise and pay "rights of way" fees to offer communications services over its fixed wireless networks in the city of Dallas.


Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Exhibit Index

          (b)     Reports on Form 8-K

                  On August 13, 1998, the Company filed a report on Form 8-K comprising items 5 and 7. The Report, dated July 6, 1998, announced the closure of senior secured credit facilities for $800 million underwritten by Chase Securities Inc., Goldman Sachs Credit Partners L.P. and TD Securities (USA) Inc. These facilities effectively replaced a $780 million vendor financing commitment previously provided by Nortel (Northern Telecom).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TELIGENT, INC.
                                  (Registrant)



Date:  August 14, 1998            By: /s/ Abraham L. Morris
                                      ---------------------
                                      Abraham L. Morris
                                      Senior Vice President, Chief Financial
                                       Officer and Treasurer
                                        (Principal Financial Officer)


Date:  August 14, 1998            By: /s/ Cindy L. Tallent
                                      --------------------
                                      Cindy L. Tallent
                                      Vice President and Controller
                                      (Principal Accounting Officer)

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

10.2 Credit Agreement, dated July 2, 1998 among Teligent, Inc., several banks and other financial institutions or entities, Chase Securities Inc., Goldman Sachs Credit Partners L.P. and TD Securities (USA) Inc., as advisers and arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, The Chase Manhattan Bank, as administrative agent and Toronto Dominion (Texas), Inc. as documentation agent. filed as Exhibit 10 to the Company's Form 8-K, filed on August 13, 1998, and incorporated herein by reference.

27.1 Financial Data Schedule for the six months ended June 30, 1998 (filed only electronically with the Securities and Exchange Commission).