Form 10-Q
period 1998-09-30
TELIGENT INC
filed 1998-11-17
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.
                                       OR

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


The number of shares outstanding of each of the registrant's classes of common stock as of November 11, 1998 was as follows:

                                    Common Stock, Class A        8,178,610
                                    Common Stock, Class B       44,426,299

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets -
           As of September 30, 1998 (unaudited) and December 31, 1997          3

          Unaudited  Condensed  Statements of Operations  For the three and nine months ended September 30, 1998 and 1997,
            and for the period from March 5, 1996 (date of inception) to
            September 30, 1998                                                 4

          Condensed Statements of Stockholders'  Equity (Deficit) For the period from March 5, 1996 (date of inception) to December
            31, 1997, and for the nine months ended September 30,
            1998 (unaudited)                                                   5

          Unaudited Condensed Statements of Cash Flows For the nine months ended
           September 30, 1998 and 1997, and for
            the period from March 5, 1996 (date of inception) to September 30,
            1998                                                               6

          Notes to Unaudited Condensed Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

PART II.  OTHER INFORMATION

Item 2.   Change in Securities and Use of Proceeds                            15

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

SIGNATURES

EXHIBIT INDEX


                                           TELIGENT, INC.
                                   (a development stage company)
                                      CONDENSED BALANCE SHEETS
                                       (amounts in thousands)

                                           September 30,    December 31,
                                               1998            1997
                                           ------------     -----------
Assets                                       (unaudited)
Current assets:
  Cash and cash equivalents                  $509,478         $424,901
  Prepaid expenses and other current assets     4,586            7,087
  Restricted cash and investments              31,320           30,373
                                              -------          -------
   Total current assets                       545,384          462,361
Property and equipment, net                   115,236            8,186
Restricted cash and investments                50,274           64,702
Intangible assets, net                         85,426           60,354
Other assets                                    1,065              777
                                              -------          -------
    Total assets                             $797,385         $596,380
                                              =======          =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                           $ 78,133         $ 16,577
  Accrued interest and other current
    liabilities                                28,453            4,468
                                              -------          -------
   Total current liabilities                  106,586           21,045
11 1/2% Senior Notes, due 2007                300,000          300,000
11 1/2% Senior Discount Notes, due 2008       268,360                0
Other non-current liabilities                   1,896            1,189
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                   0                0
  Common stock                                    526              526
  Additional paid-in capital                  456,694          436,307
  Deficit accumulated during the
    development stage                        (327,927)        (151,687)
                                              -------          -------
                                              129,293          285,146
  Notes receivable from Executive              (8,750)         (11,000)
                                              -------          -------
   Total stockholders' equity                 120,543          274,146
                                              -------          -------
  Total liabilities and stockholders'
    equity                                   $797,385         $596,380
                                              =======          =======

                See notes to condensed financial statements.

                                                  TELIGENT, INC.
                                            (a development stage company)
                                          CONDENSED STATEMENTS OF OPERATIONS
                           (amounts in thousands, except share and per share information)
                                                    (unaudited)
                                                                                           Period from March 5,
                                          Three Months Ended        Nine Months Ended     1996 (date of inception)
                                            September 30,             September 30,         to September 30,
                                          1998          1997         1998          1997           1998
                                          -----        -----        ------        -----          -----
 Revenues:
   Communications services              $    240     $      -     $     480     $      -      $    514
   Management fees and other services          -        1,200             -        2,914         4,664
                                          ------       ------       -------       ------       -------
     Total revenues                          240        1,200           480        2,914         5,178
                                          ------       ------       -------       ------       -------
 Costs and expenses:
   Cost of services                       25,238        1,161        50,571        2,875        56,981
   Sales, general and administrative
     expenses                             33,095       13,448        78,552       25,551       131,600
   Stock-based compensation                6,721       14,062        20,274       51,935       107,096
   Depreciation and amortization           3,389          140         7,042          306        13,660
                                          ------       ------       -------       ------       -------
     Total costs and expenses             68,443       28,811       156,439       80,667       309,337
                                          ------       ------       -------       ------       -------
   Loss from operations                  (68,203)     (27,611)     (155,959)     (77,753)     (304,159)

 Interest and other income                 8,970           56        27,236          105        30,488
 Interest expense                        (19,313)        (645)      (47,517)      (1,178)      (54,256)
                                          ------       ------       -------       ------        ------
 Net loss                               $(78,546)    $(28,200)    $(176,240)    $(78,826)    $(327,927)
                                          ======       ======       =======       ======       =======
 Net loss per share                     $  (1.49)    $  (0.63)    $   (3.35)    $  (1.77)    $   (6.84)
                                          ======       ======       =======       ======       =======
 Weighted average common shares
   outstanding                        52,593,191   44,426,299    52,589,921   44,426,299    47,909,301
                                      ==========   ==========    ==========   ==========    ==========

See notes to condensed financial statements.


                                                             TELIGENT, INC.
                                                        (a development stage company)
                                               CONDENSED  STATEMENTS  OF STOCKHOLDERS'  EQUITY  (DEFICIT)
                                                Period  from March 5, 1996 (date of  inception)  to September 30, 1998
                                                                (amounts in thousands)


                                                     Capital            /---------------  Common Stock  --------------/
                                                   Contributions        A              B-1            B-2          B-3
                                                   -------------      ------         ------         -------      ------
Balance at March 5, 1996 (date of inception)       $      -         $    -         $     -        $     -      $     -
 Member   capital   contributions   24,058  Notes   receivable   from  Executive
 Amortization of notes receivable from Executive Net loss
                                                    -------------------------------------------------------------------
    Balance at December 31, 1996                      24,058              -               -              -            -
 Contribution of licenses from members                 8,497
 Acquisition                                          31,500
 Cash contributions                                  100,301
 Conversion of member interests
   to capital stock                                 (164,356)            19              214         172            23
 Stock based compensation
 Equity contribution prior to public offering                                                                       35
 Public stock offering                                                   63
 Amortization of notes receivable from Executive
 Net loss
                                                    -------------------------------------------------------------------
    Balance at December 31, 1997                         -               82             214          172            58

 Exercise of stock options
 Stock-based compensation
 Amortization of notes receivable from Executive
 Net loss
                                                    -------------------------------------------------------------------
    Balance at September 30, 1998 (unaudited)      $     -          $    82        $    214       $  172       $    58
                                                    ===================================================================

                                                         See notes to  condensed
financial statements.

                                                                                                    Notes
                                                     Common       Additional                      Receivable
                                                      Stock         Paid-in       Accumulated       From
                                                      Total         Capital         Deficit       Executive      Total
                                                     ------        ---------      -----------     ---------     ------
 Balance at March 5, 1996 (date of inception)       $   -         $     -        $        -     $      -      $      -
 Member capital contributions                                                                                   24,058
 Notes receivable from Executive                                                                 (15,000)      (15,000)
 Amortization of notes receivable from Executive                                                   1,000         1,000
 Net loss                                                                           (13,633)                   (13,633)
                                                   -------------------------------------------------------------------
    Balance at December 31, 1996                        -             -             (13,633)     (14,000)       (3,575)

 Contribution of licenses from members                                                                           8,497
 Acquisition                                                                                                    31,500
 Cash contributions                                                                                            100,301
 Conversion of member interests
   to capital stock                                    428          163,928                                          -
 Stock based compensation                                            86,821                                     86,821
 Equity contribution prior to public offering           35           59,965                                     60,000
 Public stock offering                                  63          125,593                                    125,656
 Amortization of notes receivable from Executive                                                   3,000         3,000
 Net loss                                                                          (138,054)                  (138,054)
                                                   -------------------------------------------------------------------
    Balance at December 31, 1997                       526          436,307        (151,687)     (11,000)      274,146

 Exercise of stock options                                              113                                        113
 Stock-based compensation                                            20,274                                     20,274
 Amortization of notes receivable from Executive                                                   2,250         2,250
 Net loss                                                                          (176,240)                  (176,240)
                                                   -------------------------------------------------------------------
    Balance at September 30, 1998 (unaudited)       $  526         $456,694       $(327,927)    $ (8,750)    $ 120,543
                                                   ===================================================================

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

                                                    TELIGENT, INC.
                                            (a development stage company)
                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                (amounts in thousands)
                                                     (unaudited)

                                                                            Period from March 5,
                                                                               1996 (date of
                                                                               inception) to
                                           Nine Months Ended September 30,     September 30,
                                                1998            1997               1998
                                                ----            ----               ----
Cash flows from operating activities:
 Net loss                                     $(176,240)      $(78,826)        $(327,927)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                  7,042            306            13,660
   Amortization of notes receivable
     from Executive                               2,250          2,250             6,250
   Amortization of discount on
     long-term debt                              17,656              -            17,656
   Amortization of debt issue costs               1,529              -             1,588
   Other noncurrent liabilities                     706            663             1,895
   Stock-based compensation                      20,274         51,935           107,096
   Other                                           (288)             -            (1,065)
   Changes in current assets and
     current liabilities:
    Prepaid expenses and other current
      assets                                        498         (5,670)           (6,077)
    Accounts payable                             19,465            904            36,042
    Accrued expenses and other current
      liabilities                                23,986          5,930            28,453
                                                -------         ------           -------
     Net cash used in operations                (83,122)       (22,508)         (122,429)
                                                -------         ------           -------
 Cash flows from investing activities:
  Restricted cash and investments                13,481              -           (81,594)
  Purchase of property and equipment            (69,059)        (3,717)          (82,728)
  Acquisitions and other investments                  -         (5,770)          (10,720)
                                                -------         ------           -------
   Net cash used in investing
     activities                                 (55,578)        (9,487)         (175,042)
                                                -------         ------           -------
 Cash flows from financing activities:
  Proceeds from bank borrowing                        -         36,500            42,500
  Repayment of bank borrowing                         -              -           (42,500)
  Member contributions                                -              -           109,359
  Equity contribution prior to public
    offering                                          -              -            60,000
  Net proceeds from issuance of common
    stock                                                                        125,656
  Proceeds from long-term debt                  250,703              -           550,703
  Debt financing costs                          (27,539)             -           (38,882)
  Proceeds from exercise of stock options           113              -               113
                                                -------         ------           -------
   Net cash provided by financing activities    223,277         36,500           806,949
                                                -------         ------           -------
 Net increase in cash and equivalents            84,577          4,505           509,478
 Cash and cash equivalents, beginning
   of period                                    424,901          1,303                 -
                                                -------         ------           -------
 Cash and cash equivalents, end of
   period                                     $ 509,478       $  5,808         $ 509,478
                                                =======         ======           =======

                             See notes to condensed financial statements.

                                 TELIGENT, INC.
                          (a development stage company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       The Company


         Teligent, Inc. ("Teligent" or the "Company") (a development stage company), is a full-service, integrated communications company that offers small and medium-sized business customers local, long-distance, high-speed data and dedicated Internet services over its Digital SmartWave(TM) local networks in fifteen markets. Eventually, the Company intends to expand service to 74 major metropolitan areas throughout the United States. Teligent's offerings of regulated services are subject to tariff approval.

         The Company was formed in September 1997, as a wholly owned subsidiary of Teligent, L.L.C. On November 21, 1997, concurrent with an initial public offering of the Company's Class A Common Stock, Teligent, L.L.C. merged with and into the Company (the "Merger") with the Company as the surviving entity. Teligent, L.L.C. was originally formed in March 1996, by Microwave Services, Inc. ("MSI") and Digital Services Corporation ("DSC"), both of which, through affiliates, have extensive experience in pioneering wireless telecommunications businesses. Prior to the Merger, Nippon Telegraph and Telephone Corporation ("NTT"), through its wholly owned subsidiary NTTA&T, acquired a 5% interest in Teligent L.L.C., and immediately after the Merger acquired an additional 7.5% equity interest in the Company. All of Teligent, L.L.C.'s member interests were converted into shares of common stock upon the Merger in a manner proportionate to each member's percentage interest in Teligent, L.L.C. immediately prior to the Merger.


2.       Significant Accounting Policies

         Basis of Presentation

         The accompanying unaudited condensed financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 filed with the SEC. The results of operations for the three and nine months ending September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Use of Estimates

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes

         The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements.
During the three and nine months period ended September 30, 1998, the Company recorded an income tax provision of zero given the limited operating history and significant operating losses incurred to date.

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

         Capitalization of Software Development Costs

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement requires internal and external costs incurred to develop internal-use computer software during the application development stage, as well as costs to develop or obtain software that allows for access or conversion of old data by new systems, to be capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that its effect will be material to the Company's reported financial condition or results of operations.

3.       Supplemental Disclosure of Cash Flow Information

         Investing Activities

         During the nine months ended September 30, 1998, the Company incurred capital expenditures of approximately $111.1 million, of which $42.1 million was accrued, and is not reflected in the accompanying condensed statement of cash flows.

4.           Credit Facility
         On July 2, 1998, the Company entered into a credit agreement (the "Bank Credit Agreement") providing for facilities up to an aggregate of $800 million. Funds borrowed under the Bank Credit Agreement will be used for working capital and general corporate purposes, including the purchase of telecommunications equipment, software and services. Availability of funds is subject to certain conditions as defined in the Bank Credit Agreement. The Company's obligations under the Bank Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

5.       Discount Notes Offering

         On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Company received approximately $243.1 in million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million. Under an exchange offer which commenced on July 10, 1998 and expired on August 13, 1998 (the "Exchange Offer"), all outstanding Senior Discount Notes were exchanged for 11 1/2% Series B Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

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

Overview and Results of Operations

         As a full-service, integrated communications company, Teligent offers small and medium-sized business customers local, long-distance, high-speed data and dedicated Internet services over its Digital SmartWave(TM) local networks in fifteen markets. Digital SmartWave (TM) technology is configured to handle both voice and data traffic. Eventually, the Company intends to expand service to 74 major metropolitan areas throughout the United States. Teligent believes it can capitalize on a convergence of technological, regulatory and market developments to capture revenues in the estimated $110 billion business telecommunications market.

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

         On October 27, 1998, the Company introduced its integrated package of communication services via a nationwide press release, and launched major sales and advertising campaigns in its first ten markets - New York, Los Angeles, Chicago, Houston, Dallas-Fort Worth, San Antonio, Austin, Washington, DC, Denver and Tampa. On November 4, 1998, the Company initiated its communications services in two additional markets (San Francisco-Oakland and San Jose) and on November 10, 1998, initiated services in three Florida markets (Miami, Orlando and Jacksonville). Highlighting big savings for small and medium-sized businesses, the Company is offering qualified customers local, long distance, high-speed data and dedicated Internet services for one flat monthly rate with up to 30 percent savings. In most cases, customers who switch their existing service - local service, long distance, or Internet - and sign up with Teligent for a minimum of one year are eligible for the discount, which will be based on the average of several of the customers' bills for local phone service, domestic long distance and internet access, excluding taxes, surcharges and fees. The new, discounted rate will be locked in on a flat monthly bill. The Company expects that the creation of its own digital networks will give it a substantially lower cost structure than the traditional local telephone companies, or other competitors that use the existing local networks, allowing the Company to pass these savings on to its customers.

          The Company has experienced significant operating and net losses and negative operating cash flow to date and expects to continue to experience increasing operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses. The Company will incur significant marketing costs in the fourth quarter of 1998 as it rolls out this advertising campaign. The Company expects that operating and net losses and negative operating cash flow will increase significantly as the Company implements its growth strategy. See "--Liquidity and Capital Resources."

Capitalization of Software Development Costs

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems must also be capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that its effect will be material to the Company's reported financial condition or results of operations.

Year 2000

         In September 1998, management presented a report to the Audit Committee of the Company's Board of Directors outlining issues and areas that management felt should be considered in connection with the Company's preparation of a Year 2000 plan. Subsequently, the Company appointed a Year 2000 committee to lead a Company-wide effort to assess the scope of the Company's risks and ensure its applications will function properly. The Year 2000 committee, which is made up of employees in each area of the Company including finance, information technology, and legal, is in the process of addressing Year 2000 issues and formulating a plan that is expected to be implemented within the Company. The committee is in the early stages of conducting its Year 2000 assessment, but is making progress in identifying and evaluating Year 2000 issues and policies regarding the compliance of internal and external systems and applications. The committee expects to complete a written plan by year-end 1998, and testing of the Company's systems is targeted to be completed by June 1999.

         Generally, the Company contractually requires its key vendors and suppliers to certify they are Year 2000 compliant. With respect to other vendors and suppliers with which the Company's systems interface and exchange data, the Company expects to initiate communication on an ongoing basis to discuss their Year 2000 compliance. The Company has not determined the exact costs and expenses it expects to incur relating to preparation of its systems for the Year 2000. Based on current assessments and compliance plans in process, the Company does not expect that the Year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, or its financial position or results of operations.
However, if appropriate modifications are required by the Company's key suppliers and vendors, and if those modifications are not made on a timely basis, the Company's actual costs or timing for Year 2000 compliance may differ materially from current estimates. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         The Company generated revenue from communications services of approximately $0.2 million for the three months ended September 30, 1998. During the three months ended September 30, 1997, the Company generated revenue of approximately $1.2 million for management and other services under arrangements that ended during 1997.

         Cost of services, consisting primarily of personnel-related costs and site rent and acquisition expenses related to network operations, was approximately $25.2 million for the three months ended September 30, 1998 as compared with approximately $1.2 million for the corresponding period in 1997. This increase reflects the Company's growth and development of its network operations.

         Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $33.1 million for the three months ended September 30, 1998, as compared with approximately $13.4 million for the corresponding period in 1997. This increase relates primarily to additional costs incurred to develop the Company's infrastructure as the Company prepares for the commencement of operations.

         Stock-based compensation expense, a non-cash expense, was approximately $6.7 million for the three months ended September 30, 1998 as compared with approximately $14.1 million for the corresponding period in 1997. The decrease is due to the nature of the charge related to Company Appreciation Rights granted prior to the Company's initial public offering.

         Depreciation and amortization for the three months ended September 30, 1998 was approximately $3.4 million as compared with approximately $0.1 million for the corresponding period in 1997 due to higher capital expenditures and amortization of intangibles which were principally acquired beginning in the fourth quarter of 1997.

         Interest and other income for the three months ended September 30, 1998, was approximately $9.0 million, as compared with approximately $56,000 for the corresponding period in 1997. This increase was primarily as a result of interest earned on cash and investments.

         Interest expense for the three months ended September 30, 1998 was approximately $19.3 million, as compared with approximately $0.6 million for the corresponding period in 1997. This increase was due to recognizing interest expense on the 11 1/2% Senior Notes due 2007 issued in November 1997 (the "Senior Notes") and the New Discount Notes.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         The Company generated revenue from communications services of approximately $0.5 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company generated revenue of approximately $2.9 million for management and other services under arrangements that ended during 1997.

         Cost of services, consisting primarily of personnel-related costs and site rent and acquisition expenses related to network operations, was approximately $50.6 million for the nine months ended September 30, 1998 as compared with approximately $2.9 million for the corresponding period in 1997. This increase reflects the Company's growth and development of its network operations.

         Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $78.6 million for the nine months ended September 30, 1998, as compared with approximately $25.6 million for the corresponding period in 1997. This increase relates primarily to additional costs incurred to develop the Company's infrastructure as the Company prepared for the commencement of operations.

         Stock-based compensation expense, a non-cash expense, was approximately $20.3 million for the nine months ended September 30, 1998 as compared with approximately $51.9 million for the corresponding period in 1997. The decrease is due to the nature of the charge related to Company Appreciation Rights granted prior to the Company's initial public offering.

         Depreciation and amortization for the nine months ended September 30, 1998 was approximately $7.0 million as compared with approximately $0.3 million for the corresponding period in 1997 due to higher capital expenditures and amortization of intangibles which were principally acquired beginning in the fourth quarter of 1997.

         Interest and other income for the nine months ended September 30, 1998, was approximately $27.2 million, as compared with approximately $0.1 million for the corresponding period in 1997. This increase was primarily as a result of interest earned on cash and investments.

         Interest expense for the nine months ended September 30, 1998 was approximately $47.5 million, as compared with approximately $1.2 million for the corresponding period in 1997. This increase was due to recognizing interest expense on the Senior Notes and the New Discount Notes.

         The Company expects to generate significant operating and net losses for the next several years.

Liquidity and Capital Resources

Discount Notes Offering

         On February 20, 1998, the Company completed the Discount Notes Offering. The Company received approximately $243.1 million in net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million. Pursuant to the Exchange Offer, all outstanding Senior Discount Notes were exchanged for the New Discount Notes, which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

Credit Facility

         On July 2, 1998, the Company entered into the Bank Credit Agreement providing for facilities up to an aggregate of $800 million (the "Credit Facilities"). The Credit Facilities will be used primarily for the purchase of telecommunications equipment, software and services and is also available for other working capital and general corporate purposes. Under the Bank Credit Agreement, the lenders will make $780 million of the Credit Facilities available on behalf of Nortel in lieu of a vendor financing commitment letter previously entered into with Nortel, and is considered "Vendor Debt" under the indentures to which the Senior Notes and Senior Discount Notes were issued (together, the "Indentures"). The remaining $20 million available under the Credit Facilities is considered "Telecommunications Asset Debt" in accordance with the terms of the Indentures. Availability of funds is subject to certain conditions as defined in the Bank Credit Agreement. The Company's obligations under the Bank Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Historical Cash Flows

         At September 30, 1998, the Company had working capital of $438.8 million and cash and cash equivalents of $509.5 million, as compared to working capital of $441.3 million and cash and cash equivalents of $424.9 million at December 31, 1997. The buildout of the Company's networks and the marketing of its services will require significant capital and operating expenditures in the future. The Company believes it has sufficient capital to finance the current network buildout plans through the year 2000.

         The Company's total assets increased from $596.4 million as of December 31, 1997 to $797.4 million at September 30, 1998, due primarily to cash proceeds from the Discount Notes Offering and capital expenditures. Property and equipment, net of accumulated depreciation, comprised $115.2 million at September 30, 1998 compared to $8.2 million at December 31, 1997.

         In October 1998, the Company launched commercial services on its digital wireless communications network in ten major markets, and began a targeted advertising campaign in newspapers and business publications across the country. Additional commercial launches were made in November 1998. As a result of the commercial launches and the advertising campaign, the Company expects a significant increase in capital and operating expenditures in the fourth quarter of 1998.

         Cash used in operating activities totaled $83.1 million for the nine months ended September 30, 1998, due primarily to the operating loss for the period reduced by non-cash compensation, amortization and depreciation, and other charges. For the same period in 1997, the Company used cash in operations of $22.5 million, due primarily to the operating loss for the period offset primarily by non-cash stock-based compensation.

         The Company used cash in investing activities of $55.6 million for the nine months ended September 30, 1998 relating primarily to the purchase of property and equipment, offset by interest received on restricted investments. For the same period in 1997, the Company used $9.5 million in investing activities, consisting of $3.7 million relating to the purchase of property and equipment and the remainder relating primarily to the acquisition of FirstMark Communications, Inc.

         The Company's cash flows provided by financing activities for the nine months ended September 30, 1998 were $223.3 million, consisting primarily of net proceeds from the Discount Notes Offering, net of offering costs, and the payment of fees relating to the Bank Credit Agreement. For the same period in 1997, cash flows from financing activities were $36.5 million consisting of borrowings under a credit agreement that was terminated in November 1997.

PART II           OTHER INFORMATION

Item 2.    Change in Securities and Use of Proceeds
-------    ----------------------------------------
Change in Securities

         Pursuant to the Exchange Offer all outstanding Senior Discount Notes were exchanged for New Discount Notes. The Exchange Offer expired on August 13, 1998. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

Use of Proceeds

         In November 1997, the Company completed an offering of 6,325,000 shares of the Company's Class A Common Stock (the "Equity Offering"). The net proceeds from the Equity Offering were approximately $125.7 million, after deductions for offering expenses. As of September 30, 1998, the Company has used such net proceeds, together with proceeds from capital contributions received prior to the Equity Offering and with the proceeds from the Company's Senior Notes offering and Discount Notes Offering, as follows: (i) $42.5 million to repay in full indebtedness outstanding under the Company's former credit facility, (ii) $93.9 million to purchase Pledged Securities to provide for payment in full of the first six interest payments due on the Senior Notes, (iii) $69.1 million for the purchase property and equipment, and (iv) to fund general corporate purposes.

Item 5.    Other Information
-------    -----------------
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

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------
          (a)     Exhibits

                  Exhibit Index

          (b)     Reports on Form 8-K

                  On October 30, 1998, the Company filed a report on Form 8-K comprising items 5 and 7. The Report, dated October 27, 1998, announced the launch of the Company's services in its first ten markets.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TELIGENT, INC.
                                   (Registrant)

Date: November 16, 1998         By: /s/ Abraham L. Morris
                                    ----------------------
                                     Abraham L. Morris
                                     Senior Vice President,
                                     Chief Financial Officer
                                      and Treasurer (Principal Financial
                                      Officer)


Date: November 16, 1998         By: /s/ Cindy L. Tallent
                                   ---------------------
                                     Cindy L. Tallent
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                                   EXHIBIT INDEX


Exhibit No.   Description of Exhibit
-----------   ----------------------
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

 10.1 Registration Rights Agreement dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc. filed as
              Exhibit 10.16 to the Company's Form of Annual Report on Form 10-K, filed on March 31,1998, and incorporated herein by reference.

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

 27.1 Financial Data Schedule for the nine months ended September 30, 1998 (filed only electronically with the Securities and Exchange Commission).

99.1          Press release of Teligent, Inc. dated November 11, 1998
              (filed herein).

                                                                   EXHIBIT 99.1
                              FOR IMMEDIATE RELEASE

CONTACTS:
Media                      Investors
Robert W. Stewart          Michael S. Kraft
703-762-5175               703-762-5359
888-894-7812               800-981-5994

Teligent reports third quarter financial results, completes launch of first 15 markets

VIENNA, VA., November 11, 1998 - Teligent, an integrated communications company, today released its third quarter financial results, a day after completing the launch of lower-cost, high bandwidth communications services in its first 15 markets.

"We've exceeded the goal that we set for ourselves last January, when we announced that we would be up and running in ten markets by the end of 1998," said Teligent Chairman and Chief Executive Officer Alex J. Mandl. "And we've met another key objective: We are the industry leader in the early integration of point-to-multipoint radio equipment into our local broadband communications networks.

"Today, we are setting a new goal for 1999," Mandl added. "We intend to offer Teligent's full range of communications services - local, long distance, high-speed data and dedicated Internet access - in a total of 40 markets by the end of next year.

"Those 40 markets comprise more than 540 cities and towns with a combined population of more than 90 million," Mandl said. "And, as we've said before, we intend to complete the buildout of all of our 74 markets, which cover 750 cities and towns and 130 million people, by the end of 2001."

Reflecting its aggressive rollout schedule, Teligent reported a net loss of $78.5 million for the third quarter on revenues of approximately $240,000, compared to a net loss of $28.2 million for the third quarter of 1997. "These results are right on target with our expectations," Mandl said.

For the nine months ending September 30, Teligent reported a net loss of $176.2 million on revenues of approximately $480,000, compared to a net loss of $78.8 million for the first three quarters of 1997.

Teligent's capital investment as of September 30 was $125.3 million, with investment in property and equipment rising $45.7 million during the third quarter. The company reported total assets of $797.4 million as of September 30, with cash and cash equivalents of $509.5 million.

"Because  we  obtained  our  financing  early,   we've  secured  enough  capital
approximately $1.7 billion - to finance our current network buildout plans through the year 2000," said Teligent Chief Financial Officer Abraham L. Morris. "We have about $500 million in cash on hand, and we have yet to draw down any of our $800 million bank credit facility. That puts us in a very strong position as we move into 1999."

By the end of this year, Morris said, Teligent anticipates that its capital expenditures will total about $175 million. The company is targeting 1999 capital expenditures of approximately $300 million.

In the past two weeks, Teligent has launched sales and marketing campaigns in 15 markets, highlighting big savings, big bandwidth and a big bundle of service offerings for small and medium-sized business customers. To date, Teligent has launched service over its integrated broadband wireless networks in New York, Los Angeles, Chicago, Houston, Dallas-Forth Worth, San Francisco-Oakland, Miami, Denver, Washington DC, San Jose, San Antonio, Orlando, Jacksonville, Tampa and Austin. Those markets comprise nearly 300 cities and towns with a combined population of 50 million.

A key element of the marketing program is a revolutionary savings offer that will save customers up to 30 percent off what they are currently paying for local, long distance and Internet service, transforming their communications bill into a simple, predictable package.

Teligent is able to make that offer because of the lower cost structure of its integrated local communications networks, which feature Digital SmartWave(TM) technology.

"The results of our initial marketing campaign have been phenomenal," said Teligent President and Chief Operating Officer Kirby G. "Buddy" Pickle. "We have generated literally thousands of inquiries, and in our markets, the sales force is working hard to turn these leads into sales."

Teligent has put in place the key systems required to acquire, bill, serve and satisfy customers, Pickle said. Teligent has been producing and delivering production bills since June and has deployed a full suite of automation tools to the sales force. In addition, Teligent has built an advanced set of network monitoring tools to track more than 250 network elements on a real time basis.

"We're moving from the building phase to the building and implementing stage," said Pickle. "As we make that transition, we have a clear advantage. Unlike other new competitors in the local marketplace, we are focused on the direct sales of retail communications services over our own local networks. We do not have a local resale strategy. And we're not wholesalers. And that gives us a significant leg up."

Teligent has made significant progress so far this year, Pickle said. "We have Teligent teams working in 30 markets. The Teligent workforce has grown to more than 1,200, and the sales force numbers 150. That compares to a total workforce of 830 and a sales force of 68 at the end of the second quarter."

The company has signed leases or option agreements covering access rights to about 1,600 buildings. It has installed 13 Nortel DMS switches, and has recently ordered an additional five switches.

The company so far has received authority to offer competitive local telephone services in 35 states and the District of Columbia, comprising 70 of Teligent's markets. That compares to 27 markets in which authority had been granted at the end of 1997.

Teligent also has successfully negotiated interconnection agreements covering 64 markets with all of the major local exchange carriers, including Ameritech, Bell Atlantic, BellSouth, GTE, Pacific Bell, Southwestern Bell, Sprint (Centel), and U S WEST. At the end of 1997, Teligent's interconnection agreements covered 25 markets.

Instead of digging up streets and drilling holes in buildings, Teligent delivers Digital SmartWave(TM) service by installing small antennas on the roofs of customer buildings. When a customer picks up a telephone, turns on a computer or activates a videoconference, the signal travels over inside wiring to the rooftop antenna. The customer building antenna then relays the voice, data or video signals to a Teligent base station antenna.

The base station antenna gathers signals from a cluster of surrounding customer buildings, aggregates the signals and then routes them to a Teligent broadband switching center. At the switching center, Teligent uses ATM (asynchronous transfer mode) switches and data routers along with Nortel DMS switches to hand off the traffic to other networks - the public circuit-switched voice network, the packet-switched Internet, and private data networks.

As it builds its local networks, Teligent is combining the latest in point-to-multipoint radio technology with more traditional network technology, including point-to-point fixed wireless and broadband wireline to access its customers. Point-to-multipoint radio technology offers significant cost savings because it allows a single base station to serve a large cluster of customer buildings.

Digital SmartWave(TM) technology is configured to handle both voice and data traffic with equal ease, ensuring that Teligent can handle today's huge volume of voice traffic and at the same time is prepared for the anticipated explosion of data traffic.

Based in Vienna, Va., Teligent, Inc. (NASDAQ: TGNT) is a full-service, integrated communications company that is offering small and medium-sized business customers lower-cost local, long distance, high-speed data and dedicated Internet services over its Digital SmartWave(TM) local networks in 15 major markets. Eventually, Teligent will expand service to 74 major metropolitan areas throughout the United States. Teligent's offerings of regulated services are subject to tariff approval.

For more information, visit the Teligent website at: http: www.teligent.com

Teligent is a registered trademark.

Except for any historical information contained herein, the matters discussed in this press release contain forward-looking statements. While these statements reflect the company's best current judgment, they are subject to risks and uncertainties that could cause actual results to vary. These risks and uncertainties include, but are not limited to, economic, key employee, competitive, governmental, regulatory and technological factors affecting the company's growth, operations, markets, products, services, licenses and other issues discussed in the company's filings with the Securities and Exchange Commission.




                                              Financial Tables Follow





                                 TELIGENT, INC.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
          (Dollars In Thousands Except Share and Per Share Information)

                                                 Three Months Ended September 30,              Nine Months Ended September 30,
                                                 --------------------------------              ---------------------------------
                                                       1998              1997                     1998                1997
                                                 --------------------------------              ---------------------------------
Revenues:
    Communications services                      $              240    $              -     $           480       $            -
    Management fees and other services                            -               1,200                   -                2,914
                                                 ------------------    ----------------     ---------------       --------------
         Total revenues                                         240               1,200                 480                2,914

Costs and expenses:
    Cost of services                                         25,238               1,161              50,571                2,875
    Sales, general and administrative expenses               33,095              13,448              78,552               25,551
    Stock-based compensation                                  6,721              14,062              20,274               51,935
    Depreciation and amortization expense                     3,389                 140               7,042                  306
                                                 ------------------    ----------------     ---------------        -------------
         Total costs and expenses                            68,443              28,811             156,439               80,667
                                                 ------------------    ----------------     ---------------        -------------

    Loss from operations                                    (68,203)            (27,611)           (155,959)             (77,753)

Interest and other income                                     8,970                  56              27,236                  105
Interest expense                                            (19,313)               (645)            (47,517)              (1,178)
                                                 ------------------    ----------------      --------------        -------------

Net loss                                         $          (78,546)   $        (28,200)    $       (176,240)      $     (78,826)
                                                 ==================    ================      ===============       =============
Net loss per share (2)                           $            (1.49)   $          (0.63)    $          (3.35)      $       (1.77)
                                                 ==================    ================      ===============       =============

Weighted average common shares
    outstanding (2)                                      52,593,151          44,426,299           52,589,921          44,426,299
                                                 ==================    ================      ===============       =============

SELECTED FINANCIAL AND OTHER DATA:
                                                 Three Months Ended September 30,              Nine Months Ended September 30,
                                                 --------------------------------              -------------------------------
                                                       1998              1997                     1998                1997
                                                 --------------    --------------              -------------      ------------
EBITDA (1)                                       $      (56,816)   $      (12,659)             $    (124,776)     $    (24,012)
Cash used in operations                                 (29,138)           (9,099)                   (83,122)          (22,508)

                                                                                                  September,        December,
                                                                                                     1998             1997
                                                                                               -------------      ------------
Cash and cash equivalents                                                                       $    509,478      $    424,901
Total assets                                                                                         797,385           596,380
Total stockholders' equity                                                                           120,543           274,146
Number of employees                                                                                    1,133               221

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) excludes noncash charges for stock-based compensation and for amortization of notes receivable from executives.

(2)       Pro forma for the three and nine month periods ended September 30,
1997