Form 10-Q/A
period 1998-09-30
TELIGENT INC
filed 1998-11-19
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-Q/A

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


The number of shares outstanding of each of the registrant's classes of common stock as of November 11, 1998 was as follows:

                                    Common Stock, Class A        8,178,610
                                    Common Stock, Class B       44,426,299

                                TABLE OF CONTENTS


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                     3

                                 TELIGENT, INC

                                EXPLANATORY NOTE

     This form 10-Q/A amends Item 6 (Exhibits and Reports on Form 8-K) to add the following exhibit that was inadvertantly omitted from the Company's Form 10-Q:

27.1 Financial Data Schedule for the nine months ended September 30, 1998 (filed only electronically with the Securities and Exchange Commission).

PART II.  OTHER INFORMATION

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

                                   TELIGENT, INC.
                                   (Registrant)

Date: November 19, 1998         By: /s/ Abraham L. Morris
                                    ----------------------
                                     Abraham L. Morris
                                     Senior Vice President,
                                     Chief Financial Officer
                                      and Treasurer (Principal Financial
                                      Officer)


Date: November 19, 1998         By: /s/ Cindy L. Tallent
                                    ---------------------
                                     Cindy L. Tallent
                                     Vice President and Controller
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