Form 10-K405
period 1998-12-31
TELIGENT INC
filed 1999-03-29
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            --------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1998.
                                       OR

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

        8065 LEESBURG PIKE
        SUITE 400
        VIENNA, VIRGINIA                                    22182
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 762-5100

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12 (g) of the Act:

                          11 1/2% Senior Notes due 2007
                     11 1/2% Senior Discount Notes due 2008
                 Common Stock, Class A, par value $.01 per share

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $270 million on March 19, 1999, based on the closing sales price of the registrant's Class A Common Stock as reported on The Nasdaq Stock Market as of such date.

The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1999 was as follows:

                          Common Stock, Class A        8,268,796
                          Common Stock, Class B       44,426,299

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Stockholders, are incorporated by reference into Part
III.

TABLE OF CONTENTS

                                            PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                            PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                            PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Index to Financial Statements

         Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors including, but not limited to, economic, key employee, competitive, regulatory, governmental and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation: (1) the Company's ability to meet its existing debt service obligations and the availability of additional funds to pursue the Company's business plan; (2) the Company's pace of entry into new markets and ability to secure building access; (3) the time and expense required to build the Company's planned network; (4) the Company's ability to integrate and maintain internal management, technical information and accounting systems; (5) the impact of changes in telecommunication laws and regulations; (6) the Company's success in gaining regulatory approval for its products and services, when required; (7) the Company's ability to successfully interconnect with the incumbent carriers;
(8) the timely supply of necessary equipment; (9) the intensity of competition; and (10) general economic conditions.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

PART I

In this Annual Report on Form 10-K, we will refer to Teligent, Inc., a Delaware Corporation, as "Teligent," the "Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.

ITEM 1.  BUSINESS

Teligent
--------
         Teligent is a full-service, facilities-based communications company. We offer small and medium-sized business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(TM) local networks. Our SmartWave(TM) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(TM) local networks in 24 markets that comprise more than 405 cities and towns with a combined population of more than 75 million. We offer service over our SmartWave(TM) networks in New York, Los Angeles, Chicago, Baltimore, Richmond, Houston, Philadelphia, Dallas-Fort Worth, San Francisco-Oakland, Miami-Fort Lauderdale, Denver, Washington DC, Boston, Atlanta, San Jose, San Antonio, Orlando, Jacksonville, Tampa, Austin, West Palm Beach, Milwaukee, New Orleans and Wilmington, Delaware.

         Teligent serves its customers primarily by placing a small digital microwave antenna on the roof of a customer's building. When the customer picks up the telephone, accesses the Internet or activates a videoconference, the signal travels over the building's inside wiring to Teligent's equipment and the rooftop antenna. The antenna sends voice, data and video signals to a nearby Teligent base station, where the signals are communicated to a Teligent broadband switching center and then onto their final destination.

         Our digital wireless technology provides fiber-like quality and can transmit information at speeds more than 350 times faster than conventional copper wire-based networks. We believe that the speed and reliability of our services responds to the growing marketplace demand from small to medium-sized businesses for fast and reliable telecommunications services. We believe this demand results in part from the increased acceptance and reliance on the Internet by business users as well as the emergence of bandwidth intensive applications such as videoconferencing and large data file transfers.

         We believe we are well positioned to capture revenues in the estimated $128 billion business communications market. Our focus is on the estimated $51 billion local exchange market, which is currently one of the most profitable segments in the communications industry. Local exchange services have historically been provided by regional monopolies known as incumbent local exchange carriers or "ILECs." ILECs have typically used older, existing copper wire-based networks. The ILECs' networks, faced with increasing demand from businesses for new services, such as Internet access, at reasonable costs, have created a "last mile bottleneck" between the customer location and the ILEC network switch. Our market research indicates that the ILECs have been unable to satisfy customer demands for cost-effective, flexible and responsive service and that a significant portion of Teligent's target customer base - small and medium-sized businesses - is currently dissatisfied with its ILEC service. The potential revenue opportunity in this market, coupled with changes in the regulatory environment designed to enhance competition, have created opportunities for competitive local exchange carriers, or "CLECs," such as Teligent. We intend to reduce or eliminate this last mile local bottleneck and gain market share primarily through the use of our SmartWave(TM) local networks while providing quality customer service and competitive pricing.

         We believe we can provide service throughout major market areas with lower capital requirements than either fiber-based or exclusively point-to-point wireless competitive local exchange carriers, enabling us to offer our services to a broader customer base faster and at a lower cost. Our networks allow both transmissions between multiple customer antennas and a single base station antenna (point-to-multipoint) and transmissions between a single customer antenna and a single base station (point-to-point), thereby allowing us to share the same radio frequency spectrum among our customers and reducing our capital expenditures. We also provide communications services to our customers using traditional broadband wireline technology which also has been integrated into our SmartWave(TM) local networks.

Teligent's Corporate History
----------------------------
         Teligent, Inc. was formed in September 1997 as a wholly owned subsidiary of Teligent, L.L.C., a limited liability company formed in March 1996. Teligent, L.L.C. was formed by Microwave Services, Inc. ("MSI"), a subsidiary of The Associated Group, Inc., and Digital Services Corporation ("DSC"), an affiliate of Telcom Ventures, L.L.C., both of which have extensive experience in pioneering wireless communications businesses. In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T, was named

Chairman of the Board and Chief Executive Officer of Teligent. In October 1997, Teligent, L.L.C. acquired all of the stock of FirstMark Communications, Inc. for cash and a 5% member interest in Teligent, L.L.C. FirstMark Communications, Inc. held various fixed wireless licenses. On November 21, 1997, in connection with the initial public offering of Teligent Class A common stock, Teligent, L.L.C. merged into Teligent ("the Merger"). Prior to the Merger, a wholly owned subsidiary of Nippon Telegraph and Telephone Corporation ("NTT") acquired a 5% interest in Teligent, L.L.C., and immediately after the Merger acquired an additional 7.5% equity interest in Teligent, Inc. Pursuant to the Merger, all of the ownership interests of Teligent, L.L.C. were exchanged for shares of Teligent, Inc. Class B common stock, except for the ownership interest held by FirstMark Communications, Inc. which was exchanged for shares of Class A common stock.

Teligent's FCC Licenses
-----------------------
         We hold 24 GHz fixed wireless digital message service (DEMS) licenses granted by the Federal Communications Commission, the FCC. Our DEMS licenses cover 74 market areas, comprising more than 750 municipalities in the United States, including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the United States, and at least 80 MHz of spectrum in 47 other major market areas. These licenses which were previously granted for operations only in the 18 GHz band, were not subject to grant by auction. See "Business - Government Regulation - Federal Regulation - Relocation of Licenses to 24 GHz." The majority of the 24 GHz licenses were either transferred or assigned to Teligent pursuant to FCC authority. Teligent also holds certain common carrier microwave licenses at other frequencies for use in its business.

Teligent's Service Offerings
----------------------------
         We offer an integrated package of services, including local and long distance services (domestic and international) as well as Internet services, voice mail, conferencing, videoconferencing, advanced fax management, integrated single number service, call screening, call forwarding and other advanced communications services.

         Local Phone Services. We provide our customers a complete range of local phone services. These services include basic local services, access to long distance and intra-LATA (local access and transport area) switched and dedicated lines, direct inward dialing, Digital PBX, Centrex and custom calling services.

         Long Distance. As a complement to our local phone services, we also offer long distance services as part of a product bundle to customers through agreements with national long distance companies. These long distance services include domestic intrastate, interstate and international calling, toll-free services (800, 888, 877), calling card, and conferencing and other enhanced services. When our coverage area spans multiple LATAs, we use our own facilities to provide inter-LATA long distance service.

         Internet and Data Services. Using the high bandwidth capacity of our SmartWave(TM) local networks that allows high volumes of information to be transmitted at high speeds, we offer transport for Internet services from our customer's premise to an Internet access point in each city in which we offer services.

         Dedicated Private Line. We provide local dedicated data access circuits as well as the long distance portion of those circuits. These links are used to connect offices for file sharing, e-mail and workgroup applications.

Teligent's Network Architecture
-------------------------------
         We deploy our SmartWave(TM) local networks, which are made up of fixed wireless point-to-multipoint and point-to-point broadband local networks, as well as traditional broadband wireline networks, to provide last mile customer connection in our licensed market areas. We believe that having these types of integrated networks allows us to accommodate new customers quickly, as well as expand our customer base.

         We use a combination of wired and wireless facilities to connect the voice switching and data routing center to the base stations distributed throughout the market area. Our base stations transmit to and receive signals from wireless equipment at a customer premise allowing transmissions between multiple customer antennas and a single base station antenna. In the case of our wireless customers, the customer premise equipment includes two components: (i) a small digital microwave antenna installed generally on the roof of the customer's building and (ii) indoor equipment installed within the building which is connected to the internal building wiring. The antenna communicates with a Teligent base station by a microwave signal. Our base stations have an average coverage area of up to 30 square miles, depending on a number of factors such as power levels used, customer density, local weather environment and network design. We provide services to our wireline customers by using T-1 lines that we have installed at our customer's premises.

         Our broadband switching centers house traditional circuit-based systems as well as more advanced packet and cell-based switching systems. These switching systems are engineered to interconnect customer traffic with other local exchange networks, long distance networks and the Internet, as well as with other locations the customer may have within the Teligent network. Our customer premise equipment is shared among all customers in the building. Similarly, equipment at each node site is shared among all customer premise equipment served by that node.

         In June 1998, we opened a state-of-the-art customer service and network operations center near our headquarters just outside of Washington, DC. Our network operations center monitors our networks 24 hours-a-day, seven days-a-week and provides real-time alarm, status and performance information. Our network operations center also allows us to provide customers remote circuit provisioning to ensure service availability, monitor various network elements to ensure consistent and reliable performance, and plan for and conduct preventative maintenance activities in order to avoid network outages and to respond promptly to any network disruption that might occur.

Key Vendors
-----------
         The majority of our network equipment, including switches, base stations and antennas is currently provided by Northern Telecom, Inc. ("Nortel"), pursuant to a Network Products Purchase Agreement signed in December 1997. Although Nortel is our primary vendor and systems integrator, our strategy is to identify and use additional suppliers to ensure a high level of quality and reduce the cost of our equipment over time. In this regard, we evaluate different suppliers and have begun testing equipment manufactured by suppliers other than Nortel.

Teligent's Business Strategy
----------------------------
         Our goal is to be a premier facilities-based communications provider to small and medium-sized businesses. The steps we are taking to achieve this objective are as follows:

         Target Small and Medium-Sized Businesses. Our primary marketing efforts are focused on small and medium-sized businesses with 5 to 500 telephone lines. These types of customers are located in more than 750,000 commercial buildings throughout the United States. We target these customers through direct sales efforts, telesales and indirect sales channels. We offer new and innovative products like the industry's first flat rate service and our on-line "e*magine(sm)" billing system. We may also, from time to time, selectively pursue sales opportunities with larger businesses in certain situations.

         End User Focus. We currently offer our services directly to end users, as opposed to acting as a "carrier's carrier" by offering services on the wholesale level to others for resale to the end user. By earning the majority of our revenues from providing services directly to end user customers, we believe that we (i) are establishing and will be able to maintain a broad base of our own customers, thereby minimizing the risk of having to rely on a limited number of customers for the majority of our revenues, (ii) maximize revenues and profitability by doing business in the higher priced retail market, and (iii) distinguish ourselves through high quality service that is responsive to the customer.

         Develop Brand Awareness. We are positioning Teligent as a high quality service operator that provides reliable communications services and quality customer support at competitive prices. In the fall of 1998, we launched a nationwide mass media marketing campaign to reflect these objectives.

         Achieve Market Share Via Competitive Pricing. As a new market entrant, our strategy is to price Teligent's services competitively to gain market share early. We believe that we price our services at a significant discount to existing competing offers. Generally, we average several representative bills from our customer's current service providers and deduct up to 30% from such average to arrive at the customer's new flat rate. Under this pricing plan, local and Internet services are unlimited. If customers wish to increase their long distance and international usage over current levels, they can purchase more Teligent services at attractive prices. We anticipate that some ILECs may reduce their prices as increased competition begins to erode their market share. We expect to remain competitive if market prices decline. We believe that we will be able to compete economically because of our lower network costs compared to those of the ILECs.

         Rapid Deployment. We intend to take advantage of our ability to quickly establish service in our market areas because of our lower capital requirements. Our ability to enter our market areas quickly and establish service allows us to establish an initial presence in a market, which further enhances Teligent's relative cost advantage, attracts additional customers and develops our brand reputation. In the fall of 1998, we announced a plan to accelerate our 1999 deployment schedule and we currently expect to be in 40 markets by the end of the year.

         Exploit Future Growth Opportunities. We intend to continue building on the capabilities of our networks to expand our target market and service offerings. This expansion may include targeting international opportunities.

         Sales and Marketing Overview. To develop the market potential of our network, we have organized our operations into five geographic regions. Each region has its own Regional Vice President in charge of operations, field service, site acquisition, proactive customer service and sales and marketing. The extent of sales activity in each market depends upon a number of factors including (i) number of license areas, (ii) geographic size of license areas,
(iii) customer density within licensed areas, and (iv) the competitive landscape.

         Sales Force/Customer Care. We seek to recruit salespeople with successful experience in competitive communications businesses, including individuals with backgrounds in competitive local exchange, competitive long distance, telecommunications equipment and data services. Teligent's salespeople have performance incentives that ties a significant portion of their compensation to the actual revenue they produce. In addition, salespeople receive performance incentives that encourage them to maximize penetration in buildings in which we have installed customer premise equipment. Our sales force is trained to sell Teligent's full product line of local, long distance, Internet and data services.

         Marketing. We supplement our direct sales force through various marketing plans, including direct mail, partnership marketing (in specific buildings or associated properties), targeted advertising and promotional efforts in our coverage areas. In addition, we use alternate or indirect channels of distribution, including a sales agent program.

Competition in the Telecommunications Industry
----------------------------------------------
Local Telecommunications Market
-------------------------------
         Competition from ILECs. The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the Regional Bell Operating Companies, known as RBOCs, and other ILECs. In each market area in which we are authorized to provide services, we compete or will compete with several other service providers and technologies. We expect to compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs. The ILECs have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from existing state and federal regulations that favor the ILECs over us in certain respects.

         The Telecommunications Act of 1996 (the "Telecommunications Act") reduced barriers to entry into new segments of the industry. We believe that the requirements of the Telecommunications Act promote greater competition and have helped provide opportunities for broader entrance into the local exchange markets. However, as ILECs face increased competition, regulatory decisions are likely to provide them with increased pricing flexibility, which in turn may result in increased price competition. Increased price competition may negatively impact Teligent.

         A number of companies, including the ILECs themselves, are developing enhancements to increase the performance of ILECs' copper wire-based legacy networks. These generally consist of digital subscriber line products, such as ADSL, HDSL and VDSL. We may not be able to compete effectively with these enhancements.

         Competition from New 24 GHz and Other Fixed Wireless Companies. We face potential competition from new entrants to the fixed wireless market, such as Winstar Communications, Inc. and NextLink Communications, Inc., as well as IXC's and other CLECs and other leading telecommunications companies. In addition, the FCC has announced that it will devise rules for the issuance of 24 GHz licenses for up to five 80 MHz channels in each market except for those licenses already issued to Teligent. See "Business - Government Regulation." We believe that additional 24 GHz licenses will be made available through an auction, and that other entities having greater resources than we do could acquire authorizations, when made available by the FCC. See "Business - Government Regulation."

         We also face competition from entities that offer or are licensed to offer other terrestrial fixed wireless services, including Multichannel Multipoint Distribution Service, 28 GHz Local Multipoint Distribution Service and 38 GHz wireless communications systems, 2.8 GHz Wireless Communications Service, FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. One such competitor, NextLink Communications, Inc., recently agreed to acquire WNP Communications, Inc.'s Local Multipoint Distribution System wireless licenses and announced plans to use the fixed wireless licenses to build extensions to the local fiber optic networks that it plans to build in most major U.S. cities. Additionally, other companies have filed applications for global broadband satellite systems proposed to be used for broadband voice and data services. If developed, these systems could also present us with significant competition.

         Other Competitors. We also face local and long distance competition from AT&T, MCI WorldCom, Sprint, and other IXCs. We may face competition from electric utilities (several have secured the necessary authorizations to provide local telephone service and are in various stages of implementing their business plans), ILECs operating outside their current local service areas, and other providers. These entities provide transmission services using technologies that may enjoy a greater degree of market acceptance than our wireless broadband technology in the provision of last mile broadband services. Moreover, the consolidation of telecommunications companies and the formation of business alliances within the telecommunications industry, which are expected to accelerate as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors. We may not be able to compete effectively in any of our markets.

Internet Services
-----------------
         Our Internet services face significant competition from other Internet Service Providers ("ISPs") as well as from other ILECs, CLECs and IXCs. There is a great deal of competition in this industry, in the delivery of Internet service to small and medium-sized businesses, our target market. Teligent believes its local networks provide a low-cost advantage in delivering Internet service. However, there can be no assurance that we can successfully compete with larger and more established companies that already provide Internet service or have resources to enter the market.

Long Distance Telecommunications Market
---------------------------------------
         The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, Sprint and MCI WorldCom, as well as other national and regional long distance carriers and resellers. We believe that one or more of the RBOCs may compete in the long distance telecommunications industry in some states by year-end 1999. See "Business - Government Regulation." ISPs also will compete in this market. We believe that the principal competitive factors affecting our market share will be pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. Our ability to compete effectively will depend on maintaining high quality, market-driven services at prices generally perceived to be equal to or below those charged by our competitors. To maintain a competitive posture, we believe that we must be in a position to reduce prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect us. In addition, ILECs have been obtaining additional pricing flexibility. This may enable ILECs to gain volume discounts from larger long distance companies, which also would put our long distance business at a disadvantage in competing with these providers.

Intellectual Property
---------------------
         We use the name "Teligent" as our primary business name and servicemark in the United States. We own U.S. Reg. No. 1,893,005 - TELIGENT, which was originally issued on May 9, 1995 to Creative Integrated Systems, Inc. for various items of communication equipment, based on use in commerce since January 6, 1994. We have licensed Creative Integrated Systems, Inc. to continue using the mark in connection with communications equipment.

         On April 7, 1997, we filed applications to register our name and logo design in the United States Patent and Trademark Office for "land based and satellite communications services." Those applications are currently pending. In addition, we applied for and obtained registration of THE SMART WAY TO COMMUNICATE, U.S. Reg. No. 2,220,244, issued January 26, 1999. We have also acquired rights in connection with one other mark that we are using and have filed several applications with the U.S. Trademark Office to register marks that we are using or which we intend to use. We reasonably believe that the applications will mature to registration, but there is no assurance until the registrations actually issue. We are also pursuing the registration of service marks and trademarks in various countries outside the United States, but we have not yet secured those registrations. If we decide to conduct business in a country in which we are unable to obtain rights to some of the marks we use in the U.S., including "TELIGENT," we may determine to license rights to use those marks or conduct business under a different name or mark.

         We rely upon a combination of licenses, confidentiality agreements and other contractual covenants, to establish and protect our technology and other intellectual property rights. We currently have no patents and one patent application pending addressing the online billing system known as "e*magine(sm)." We cannot be sure the steps we take will be adequate to prevent misappropriation of our technology or other intellectual property or that our competitors will not independently develop technologies that are substantially equivalent or superior to Teligent's technology. Moreover, although we believe that our business as currently conducted does not infringe upon the valid proprietary rights of others, we cannot be sure that third parties will not assert infringement claims against Teligent or that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize technology that we rely upon in the conduct of our business will be available on reasonable terms.

Government Regulation
---------------------
Overview
--------
         Our fixed wireless broadband services are subject to regulation by federal, state and local governmental agencies. We have received authority to offer competitive local telephone services in 39 states and the District of Columbia, comprising all of our 74 markets. That compares to 27 markets in which authority had been granted at the end of 1997. We have also successfully negotiated interconnection agreements covering 72 markets with all of the major local exchange carriers, including Ameritech, Bell Atlantic, GTE, Pacific Bell, Southwestern Bell, Sprint (Centel), Bell South and US WEST. At the end of 1997, we had interconnection agreements covering 25 markets.

         At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of our business by, for example, imposing zoning and franchise requirements and requiring installation permits. We are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

Federal Legislation
-------------------
         The Telecommunications Act. The Telecommunications Act, enacted on February 8, 1996, established local exchange competition as a national policy by removing state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The Telecommunications Act mandated that ILECs comply with various requirements designed to foster competition. In addition, the Telecommunications Act allows RBOCs to provide in-region inter-LATA services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. To date, no RBOCs have gained authority to provide in-region inter-LATA service.

Federal Regulation
------------------
         The Telecommunications Act Regulations. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before we and our competitors can proceed to implement the changes prescribed by the Telecommunications Act. The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect our business, financial condition and results of operations.

         Pursuant to the Telecommunications Act, the FCC adopted, in August 1996, new rules implementing the interconnection and resale provisions of the Telecommunications Act (the "Interconnection Order"). In July 1997, the United States Court of Appeals for the Eighth Circuit set aside significant portions of the FCC's Interconnection Order. On January 25, 1999, however, the Supreme Court reinstated key provisions of the FCC's Interconnection Order including provisions governing the pricing of local services and elements as well as its "pick and choose" provision. The Supreme Court vacated the FCC's unbundled element rule, however, pursuant to which ILECs are required to make divisible elements of their networks and services (for example local loops available for lease by CLECs). The Supreme Court decision creates the greatest uncertainties for competitors who largely depend on such elements to compete. We believe that this decision may comparatively advantage Teligent which does not rely heavily on ILEC unbundled elements. The FCC is expected to issue a rulemaking proceeding in the future to address this issue.

         FCC Licensing. The Communications Act of 1934 (the "Communications Act") imposes certain requirements relating to licensing, common carrier obligations, reporting and treatment of competition. We believe that we are in compliance with all FCC requirements relating to our licenses and common carrier obligations. Teligent has also obtained a "Section 214" authorization from the FCC. This authorizes us to provide international facilities-based telecommunications services between the U.S. and virtually any other country. We must maintain--and currently do have--tariffs on file with the FCC governing our provision of domestic interstate and international common carrier telecommunications services.

         Relocation of Licenses to 24 GHz. The FCC issued an Order (the "Relocation Order") on March 14, 1997, essentially relocating certain DEMS licensees in the 18 GHz band to a reallocated portion of the 24 GHz band, pursuant to a request of the National Telecommunications and Information Administration ("NTIA") acting on behalf of the Department of Defense. The Relocation Order provided for the relocation of these licenses from 100 MHz over 5 channels in the 18 GHz band to 400 MHz over 5 corresponding channels in the 24 GHz band. On June 24, 1997, the FCC issued a subsequent order (the "Modification Order") that implemented the Relocation Order by modifying the affected 18 GHz licenses, including ours, to authorize operations at 24 GHz. Pursuant to the Relocation Order, those 18 GHz fixed wireless operators in the Washington, DC and Denver, CO areas (including our Washington, DC, Baltimore, MD and Denver, CO facilities) were required to relocate to corresponding channels in the 24 GHz band no later than June 5, 1997. Although we are permitted to continue operations in the 18 GHz band outside of the Washington, DC and Denver, CO areas until January 1, 2001, we have converted most of our facilities to 24 GHz band operations.

         The FCC implemented the relocation to 24 GHz without notice and comment procedures in order to give effect to NTIA's request to protect national security satellite operations from harmful interference from 18 GHz licensed stations. A number of parties filed petitions for reconsideration. The FCC issued its Reconsideration Order (the "Reconsideration Order") on July 17, 1998 affirming its original Relocation Order in all respects. One party, Webcel Communication appealed the FCC's Order to the United States Court of Appeals for the District of Columbia. We filed a motion to intervene and a motion to dismiss for lack of standing on December 7, 1998. On February 16, 1999, the court granted our motion to intervene but the motion to dismiss is still pending. There can be no assurance that the FCC will be able to defend any such litigation successfully. The court has many options. For example, the court may affirm the Reconsideration Order, vacate and remand the matter to the FCC for initiation of a rulemaking proceeding, or make any other ruling. If the matter is remanded, the FCC could fully affirm its DEMs relocation or it could make a different decision, which may be adverse to Teligent. Failure by the court to affirm the terms of the Reconsideration Order could have a negative effect on Teligent.

         Alien Ownership. On October 30, 1998, the FCC granted Teligent's petition for a public interest determination that its licensed subsidiaries could increase indirect foreign ownership up to a 49.9% non-controlling level through fluctuations in publicly traded shares without obtaining prior FCC approval. Our foreign ownership is currently below 49.9%.

State Regulation
----------------
         Many of our services are classified as intrastate services subject to state regulation. All of the states where we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although we are not typically subject to price or rate of return regulation for tariffed intrastate services. We have received state authorizations to provide facilities-based local and long distance services in 39 states and the District of Columbia, covering all 74 of our only licensed markets. Of the remaining eleven states, we have obtained long distance authorization in six states and we have applications pending for long distance authority in the other five.

Local Regulation
----------------
         We need to interact with local governments in a variety of ways. How diverse local governments will exercise traditional functions, including zoning, permitting and management of rights of ways, and address the expansion of telecommunications competition and varying means of entry in particular, is uncertain. The kinds and timing of approvals required to install antennas and conduct other aspects of our business varies among local governments and may also vary with the specific technology or equipment configuration.

         While the Telecommunications Act permits local governments to manage rights of way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications carriers and local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving licensing of telecommunications carriers, antenna siting, and rights of way are in litigation and more litigation is likely. On December 12, 1997, we accepted under protest a franchise with the City of Dallas, which is similar to other Dallas franchises agreed to by other CLECs. On the same date, we filed a Complaint for Declaratory Judgment against the City of Dallas in the United States District Court for the Northern District of Texas alleging that Teligent does not own, construct, install or maintain facilities located in public rights of way, and that the City of Dallas is therefore prohibited both by federal and state law from barring Teligent's competitive entry into the Dallas market unless Teligent first accepts a franchise. Teligent secured a preliminary injunction providing that it does not need to comply with the Dallas ordinance. We cannot make assurances as to the outcome of the litigation. The FCC has recently prevented enforcement of certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC or the courts to preempt additional state and local regulations in a timely fashion could adversely impact Teligent.

Employees
---------
         As of March 19, 1999, Teligent had a total of 1,821 employees.

ITEM 2.  PROPERTIES

         Our main executive offices are located at Vienna, Virginia, where we lease approximately 75,000 square feet. We also lease approximately 50,000 square feet of space for our network operating center, located in Herndon, Virginia. We have been leasing space in and around each of our licensed areas to house personnel, switching and other communications equipment.

ITEM 3.  LEGAL PROCEEDINGS

         Other than the license and regulatory proceedings described under "Government Regulation," we are not currently a party to any legal proceedings which we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         We have two classes of common stock authorized and outstanding, Class A common stock and Class B common stock. Our Class A common stock, par value $.01 per share was first offered to the public on November 21, 1997 and is listed on The Nasdaq National Market under the symbol "TGNT." Our Class B common stock, par value $.01 per share, is not traded on any exchange. As of March 19, 1999, there were three stockholders of record of the Class B common stock. The following table shows the high and low sales price information of the Class A common stock as reported on The Nasdaq National Market. These transactions reflect inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                           CLASS A
                                                         COMMON STOCK
                                                         ------------
                                                     HIGH             LOW
                                                     ----             ---
  November 21, 1997 to December 31, 1997           $27             $23 1/2

  Quarter ended March 31, 1998                     $34 15/16       $24 1/4
  Quarter ended June 30, 1998                      $31 5/8         $26 1/4
  Quarter ended September 30, 1998                 $33 1/4         $19 1/2
  Quarter ended December 31, 1998                  $33             $21 15/16

         As of March 19, 1999, the last sale price of the Class A common stock as reported on The Nasdaq National Market was $38 15/16 per share. As of March 19, 1999 there were 183 record holders of Teligent's Class A common stock. This number does not include stockholders who beneficially own shares held in street name by brokers.

         We have not paid any cash dividends on our common stock in the past and do not plan to in the foreseeable future. The terms of the Existing Credit Facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"), the indentures relating to our 11 1/2% Senior Notes due 2007, and our 11 1/2% Senior Discount Notes due 2008, restrict our ability to pay dividends on common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below as of December 31, 1998, 1997 and 1996, and for the years ended December 31, 1998, 1997, and the period from March 5, 1996 (date of inception) to December 31, 1996, were derived from our audited financial statements. You should read this data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

                                                                March 5, 1996
                                                             (date of inception)
                                    Years Ended December 31,          to
                                      1998            1997    December 31, 1996
                                      ----            ----    -----------------
                                (in thousands, except share and per share data)
Statement of Operations Data: (1)
 Revenues........................ $       960    $     3,311     $     1,386
 Cost and expenses:
 Cost of services................      81,044          4,785           1,625
 Sales, general and administrative    122,256         38,398           8,290
 Stock-based and other noncash
   compensation..................      32,164         89,111           4,071
 Depreciation and amortization...      14,193          6,454             164
                                      -------        -------          ------
 Total costs and expenses........     249,657        138,748          14,150
                                      -------        -------          ------
 Loss from operations............    (248,697)      (135,437)        (12,764)

 Interest and other income.......      34,106          3,242              10
 Interest expense................     (66,880)        (5,859)           (879)
                                      -------        -------          ------
 Net loss                         $  (281,471)   $  (138,054)    $   (13,633)
                                      =======        =======          ======

Other Data:
 Basic and diluted net loss
    per share.................... $     (5.35)   $     (2.94)    $     (0.29)
 Weighted average common shares
    outstanding..................  52,596,573     46,950,860      46,257,709
 EBITDA (2)                       $  (202,340)   $   (39,872)    $    (8,529)
 Cash used in operating
    activities...................    (162,077)       (33,260)         (6,046)
 Cash used in investing
    activities...................     (68,172)      (115,755)         (3,709)
 Cash provided by financing
    activities...................     221,595        572,613          11,058

                                                   December 31,
                                      1998            1997            1996
                                      ----            ----            ----
                                                  (in thousands)
Balance Sheet Data:
 Cash and cash equivalents....... $   416,247    $   424,901     $     1,303
 Working capital.................     302,408        441,316          (6,978)
 Property and equipment, net.....     180,726          8,186           3,545
 Total assets....................     763,434        607,380          19,145
 Long-term debt, less current
    portion......................     576,058        300,000               -
 Stockholders' equity............      31,053        285,146           10,425


         (1) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

         (2) EBITDA consists of earnings before interest, taxes, depreciation, amortization, and charges for stock-based and other non-cash compensation. While not a measure under generally accepted accounting principles ("GAAP"), EBITDA is a measure commonly used in the telecommunications industry, and we include it to help you understand the Company's operating results. Although you should not assume that EBITDA is a substitute for operating income determined in accordance with GAAP, we present it to provide additional information about our ability to meet future debt service, capital expenditures and working capital requirements. See the Financial Statements and the related notes. Since all companies and analysts do not calculate these non-GAAP measurements the same way, the amount may not be comparable to other calculations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

General
-------
         The following discussion and analysis is based on Teligent's financial statements from its inception on March 5, 1996 to December 31, 1998 and should be read together with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

Overview
--------
         From our inception, on March 5, 1996, through our launch date in October 1998, our main activities were the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of cash, the development of operating systems, the negotiation of interconnection agreements and the acquisition and deployment of our network.

         On October 27, 1998, we introduced our integrated package of communication services, and launched commercial services in our first ten markets. Since then, we have initiated communications services in fourteen additional markets. We offer local, long distance, high-speed data and dedicated Internet services for one flat monthly rate, offering up to 30 percent savings compared to the customer's existing provider. We expect that the creation of our own digital networks will give us a lower cost structure than the traditional local telephone companies, or other competitors that use the existing local networks, allowing us to pass these savings on to our customers.

          Our losses, as well as our negative operating cash flow have been significant to date, and we expect both to continue until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our of markets, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity without significantly increasing related capital expenditures, costs of building access rights and other operating costs. We expect that operating and net losses and negative operating cash flow in 1999 will increase over 1998 as we begin our first full year providing commercial service. See "Liquidity and Capital Resources."

Factors Affecting Future Operations
-----------------------------------
         The successful execution of our business plan is expected to result in rapid expansion of our operations. Rapid expansion of our operations may place a significant strain on our management, financial and other resources. Our ability to manage this expansion effectively will depend upon, among other things, monitoring operations, controlling costs, maintaining regulatory compliance, interconnecting successfully with the incumbent carriers, maintaining effective quality controls, securing building access, and significantly expanding our internal management, technical, information and accounting systems and to attract, assimilate and retain qualified management and professional and technical personnel. If we are unable to hire and retain staff, expand our facilities, purchase adequate supplies of equipment, increase the capacity of our information systems and/or successfully manage and integrate such additional resources, customers could experience delays in connection of service and/or lower levels of customer service. Failure to meet the demands of customers and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

         Although fixed wireless technology has been in use for a significant period of time, our point-to-multipoint technology has only been commercially used on a limited basis. We selected point-to-multipoint technology because we believe it compliments existing wireless and wireline technologies that we employ in our networks. If our point-to-multipoint technology does not perform as expected or provide the advantages that we expect, our business, financial condition and results of operations may be materially adversely affected.

Revenues
--------
         We offer an integrated package of local and long distance telephone services, value-added services, high-speed data connectivity, Internet access and videoconferencing. As a new market entrant, our strategy is to price our services competitively to gain market share early. We believe that we price our services at a significant discount to existing competing offers. Generally, we average several representative bills from our customer's current service providers and deduct up to 30% from that average to arrive at the customer's new flat rate. Local and Internet services are unlimited. We anticipate that some ILECs may reduce their prices as increased competition begins to reduce their market share. We expect to remain competitive if market prices decline because of our lower network costs compared to those of the ILECs.

Cost of Services
----------------
         Certain costs are required to operate and maintain our networks, including: real estate leases for switching centers, base station sites and customer sites; preparation, installation, operation and maintenance of switching centers, base station sites and individual customer radio links, as well as customer premise equipment; leasing of backhaul facilities between base station sites and switching centers; network operation center facility expense; the cost to interconnect and terminate traffic with other network providers; software licensing fees; and network design and base station configuration planning.

Sales, General and Administrative Costs
---------------------------------------
         We incur costs related to the selling, marketing and promotion of our products and services. These costs primarily include headcount costs for our sales and other personnel, as well as advertising costs to develop brand awareness of the Teligent name.

         We also incur operating costs that are common to all telecommunications providers including customer service and technical support, information systems, billing and collections, general management and overhead expense, office leases, bad debt expense and administrative functions. Those areas that will require more personnel as our customer base grows, such as customer service, will increase gradually as customer demand increases. Other areas, particularly information and billing systems, have required significant up-front capital expenditures and operating costs.

Capital Expenditures
--------------------
         Our main capital expenditure requirements include the purchase and installation of customer premise equipment, base stations, network switches, switch electronics and network operations center expenditures.

         Customer Premise Equipment ("CPE"). The purchase and installation of CPE is the largest single capital expense component in our business plan. Our CPE costs include an integrated radio/antenna unit, modem(s), power supply, multiplexer and router equipment, line interface cards, and cables and installation materials. Portions of the CPE costs can be shared by customers in the same building, which reduces the capital expenditures required per customer. In the event a customer leaves us, our CPE can be used at other customer premises, which reduces stranded assets. While a certain amount of equipment must initially be installed at each base station, the majority of the equipment (and cost) will depend on the number of customers acquired. As more customers are loaded onto a given base station area, we will add additional sectors, radio antennas and modems to the initial base station equipment to meet customer demand.

             Base Station Site. A base station can serve customers within a 360-degree coverage area, subject to lines of sight. Teligent's average coverage area is approximately 30 square miles, depending on local conditions. A base station typically comprises four to eight sectors, each of which cover a section of the service area depending on coverage and capacity requirements. Each sector requires one or more radio/antenna units and modems, depending on the system deployed. Construction costs per base station are typically higher than are construction costs per customer site. We expect that our sites will typically be built on top of buildings as opposed to towers constructed by us.

         Base Station to Switch Transport. We transport traffic between our base stations and switching sites. To the extent we use wireless transport rather than leased fiber, we would incur capital expenditures as opposed to operating costs.

         Switching. Switching costs include traditional circuit-based switches, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet- and cell-based switching systems, such as ATM and Frame Relay switches, power systems, and environmental maintenance equipment.

Year 2000
---------
         The Year 2000 Challenge. An issue affecting Teligent and other companies is whether computer systems and applications will recognize and process date data for the Year 2000 and beyond. The "Year 2000 issue" arises primarily because many computer programs were written using two, rather than four digits to identify the applicable year. As a result, date-sensitive computer programs may recognize a two-digit code for a year in the next century as one related to this century.

         Teligent's Response. Our first priority in our Year 2000 effort is to protect mission-critical operations from material service interruptions that could occur as a result of the Year 2000 transition. We define mission-critical operations as those systems and applications that are vital to the provision of voice, video and data switching, processing and transport services to our customers. To that end, in September 1998 the Audit Committee of the Teligent Board of Directors considered a Year 2000 plan. Around that same time, the

Company appointed a Year 2000 committee to lead the Company-wide effort to assess the extent of our risks and ensure our applications will function properly. Our Year 2000 committee consists of senior executives and other key personnel given the responsibility of directing the Company's Year 2000 activities and helping to resolve issues, overcome obstacles and make decisions relating to the Year 2000 effort.

         Teligent's Status of Readiness. Our approach to addressing the Year 2000 challenge is consistent with industry practice and is organized into four key phases:

(1) Inventory -- identify related data for any element within the Teligent enterprise that may be impacted by the Year 2000 date change;

(2) Assessment -- analyze Teligent's Year 2000 exposure based on available information and determine risks to our business continuity. Risk is a factor of the likelihood of Year 2000 problems occurring and the impact of such occurrences on us;

(3) Test & Remediate -- validate the assessment, determine remediation approach, and take remediation action if we deem it necessary and appropriate. Remediation may entail repair, replacement, manual work-arounds, or, in some cases, no action. In this phase we will develop mitigation and contingency plans for mission critical aspects of our business; and

(4) Implement -- place mitigation and contingency plans into effect in order of priority based on mission criticality, and, where necessary, validate remediation action.

         For purposes of its Year 2000 efforts, we have divided our operations into five categories or functions: Information Technology ("IT") infrastructure; end user computing; suppliers; facilities and equipment; and products and services. We have substantially completed a Year 2000 inventory for all five business functions, and have made substantial progress in assessing these functions. Our remediation and implementation progress for the IT infrastructure, end user, computing, suppliers, and products and services functions is in the initial stages. Remediation and the implementation of the facilities and equipment category will follow further assessment in that category.

         Generally, we require our key vendors and suppliers to warrant in writing that they are Year 2000 ready. We purchased most of our mission-critical systems from third party vendors. We have identified certain key vendors and contacted them to discuss the readiness of their products. These discussions are ongoing. If a vendor or supplier is not able to provide satisfactory Year 2000 assurances, we will monitor their progress in this area and, if appropriate, may arrange to have available an alternate vendor or supplier who can give such assurances. Like other telecommunications providers, our products and services are also dependent upon other service and telecommunications providers. For those providers with which our systems interface and exchange data, we are initiating or continuing discussions regarding their Year 2000 readiness.

         Costs to Address Year 2000 Issues. We have not determined the exact cost we expect to incur to prepare our systems for the Year 2000. So far, our main cost has been the retention of outside consultants together with the cost of internal resources, both dedicated to Year 2000 program management, inventory, and assessment efforts. We estimate these costs to be less than $5 million. Based on current assessments and compliance plans in process, we do not expect that the Year 2000 issue, including the cost of making our mission critical systems and applications Year 2000 ready, will materially effect our business, consolidated financial condition, cash flows and results of operations.

         Risk Associated with the Company's Year 2000 Issues. Despite our efforts to address the Year 2000 impact on operations, we may not be able to fully identify the impact or resolve it without disruption to our business and without incurring significant expense. If appropriate modifications are not made on time by our vendors or by other providers on which we depend, or if our actual costs or timing for our Year 2000 readiness differ materially from our present estimates, our business, financial condition and results of operations and financial results could be significantly adversely affected. In particular, we cannot make assurances that the systems of other parties that we rely on will be ready on time.

         The Company's Contingency Plans. Our contingency plans, which will be developed as the inventory and assessment phases progress, will be designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities with mission-critical systems.

         Our contingency plans will consider an assessment of all our critical internal information technology systems and our internal operational systems that use computer-based controls. In addition, we will assess any critical disruptions due to Year 2000-related failures that are external to the Company. These processes will begin January 1, 2000, and will continue as long as circumstances require.

         Our contingency plans will include the creation of teams that will be prepared to respond immediately to critical Year 2000 problems as soon as they become known. The make up of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem.

Results of Operations
---------------------
Year Ended December 31, 1998 Compared to 1997
---------------------------------------------
         For the year ended December 31, 1998 ("1998"), we generated revenues of approximately $1.0 million from communication services, compared to approximately $33,000 for the year ended December 31, 1997 ("1997"). In 1997, we generated approximately $3.3 million of revenues related to management services and equipment leases primarily provided to MSI and DSC.

         Cost of services, consisting primarily of personnel-related costs and site rent and acquisition expenses related to network operations, was approximately $81.0 million for 1998, compared with approximately $4.8 million in 1997. This increase reflects the establishment of our initial fifteen markets and development of network operations.

         Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $122.3 million for 1998, compared with approximately $38.4 million in 1997. This increase relates primarily to costs incurred to develop our infrastructure and sales force as we prepared for commencement of operations in 1998.

         Stock-based and other noncash compensation expense was approximately $32.2 million in 1998, compared to approximately $89.1 million in 1997. The decrease is due to the charge related to company appreciation rights granted prior to our initial public offering in 1997.

         Depreciation and amortization for 1998 was approximately $14.2 million, compared with approximately $6.5 million in 1997, due primarily to higher capital expenditures in 1998, and amortization expense of intangibles which were principally acquired in the fourth quarter of 1997.

         Interest and other income for 1998 was approximately $34.1 million, compared to approximately $3.2 million in 1997. This increase was primarily the result of interest earned on increased levels of cash and investments resulting from our initial public equity offering and our two debt offerings in 1997 and 1998.

         Interest expense was approximately $66.9 million for 1998, compared to approximately $5.9 million in 1997. This increase was due to the 11 1/2% Senior Notes issued in November 1997 and the 11 1/2% Senior Discount Notes issued in February 1998.

Year Ended December 31, 1997 Compared to the Period March 5, 1996 (date of
--------------------------------------------------------------------------
inception) to December 31, 1996
-------------------------------
         For the year ended December 31, 1997, we generated revenues of approximately $3.3 million, including approximately $2.7 million of management and other services primarily provided to MSI and DSC, and approximately $0.6 million from equipment leases. For the period March 5, 1996 (date of inception) to December 31, 1996 ("1996"), we generated revenues of approximately $1.4 million, including approximately $1.2 million of management and other services primarily provided to MSI and DSC, and approximately $0.2 million from equipment leases.

         In 1997, our cost of services was approximately $4.8 million, compared to approximately $1.6 million in 1996. In 1997, sales, general and administrative expenses were approximately $38.4 million, compared to approximately $8.3 million in 1996. Increases in these categories were primarily related to increased payroll and consulting costs relating to the start-up activities of the Company.

         Stock-based and other noncash compensation expense was approximately $89.1 million in 1997, compared to approximately $4.1 million in 1996. The increase is due to the nature of the charge related to company appreciation rights granted prior to our initial public offering in 1997.

         Depreciation and amortization was approximately $6.5 million in 1997, compared to approximately $0.2 million in 1996, due to an impairment loss included in depreciation expense of $5.0 million, as well as higher capital expenditures and amortization of intangibles acquired in 1997.

         Interest expense for 1997 increased to approximately $5.9 million, from approximately $0.9 million in 1996, due to borrowings under a Revolving Credit Agreement (terminated in November 1997), and the 11 1/2% Senior Notes offering which occurred in November 1997. Interest and other income for 1997 was approximately $3.2 million, compared to approximately $10,000 in 1996.

Liquidity and Capital Resources
-------------------------------
         In order to develop our business, we will need a significant amount of money to pay for equipment, meet our debt obligations and operate the business on a day-to-day basis. Our principal equipment-related needs include the purchase and installation of CPE, base stations, network switches and switch electronics, network operations center expenditures and information systems, platforms and interfaces. Based on our current business plan, we anticipate our existing cash and cash equivalents on hand together with the Existing Credit Facility (defined below) will provide enough money to carry out our current business plan through the year 2000. Actual requirements may vary based upon the timing and success of our roll-out. If demand for our services is lower than anticipated, we may to be able to cut back on purchases of equipment such as CPE and switch electronics, which are not needed until a customer signs up with us. If we accelerate implementation of our network roll-out, we may need to obtain additional financing earlier than anticipated.

         We expect that we will need additional financing after December 2000, which may include commercial bank borrowings, additional credit facilities or the sale or issuance of equity or debt securities either through one or more offerings or to one or more strategic investors. There can be no assurance that we will be able to obtain additional financing at all, or on terms acceptable to us.

         Because the cost of rolling-out our networks and operating our business will depend on a variety of factors (including our ability to meet our roll-out schedules, our ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of new services that we may offer, regulatory changes and changes in technology), actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect how much additional financing we will need. Further, the exact amount of our financial needs will depend upon other factors, including the cost to develop our networks in each of our markets, the extent of competition and pricing of telecommunications services in ours markets, the acceptance of our services and the development of new products. Accordingly, there can be no assurance that our actual financial needs will not exceed the anticipated amounts described above.

Existing Credit Facility
------------------------
         On July 2, 1998, we entered into a credit agreement (the "Bank Credit Agreement") with The Chase Manhattan Bank, Goldman Sachs, and Toronto Dominion Bank, and other lenders, providing for credit facilities up to an aggregate of $800 million (the "Existing Credit Facility"). The Existing Credit Facility will be used primarily for the purchase of telecommunications equipment, software and services and is also available for working capital and general corporate purposes. Availability of funds under the Existing Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. Our obligations under the Bank Credit Agreement are secured by substantially all of our assets and certain of our subsidiaries' assets.

         The Existing Credit Facility is structured into three separate tranches consisting of a term loan facility, a delayed draw term loan facility and a revolving credit facility. We have the ability to borrow funds over the next four years (other than with respect to the delayed draw facility which is scheduled to expire on July 1, 1999, subject to extension), with a final maturity of eight years. Interest accrues on outstanding borrowings based on a floating rate tied to the prevailing LIBOR rate or an alternate base rate, and adjusts based on our attainment of certain key revenue and leverage benchmarks. We incurred commitment and other fees in connection with obtaining the Existing Credit Facility totaling $19.9 million, which is being amortized on a straight line basis over eight years. As of December 31, 1998, we had no outstanding loan balance under the Existing Credit Facility. The Existing Credit Facility contains certain financial and other covenants that restrict, among other things, our ability to (a) incur or create additional debt, (b) enter into mergers or consolidations, (c) dispose a significant amount of assets, (d) pay dividends, or (e) change the nature of our business. The amounts outstanding under the Existing Credit Facility are subject to mandatory prepayments in certain circumstances.

Senior Discount Notes Offering
------------------------------
          On February 20, 1998, we completed an offering (the "Discount Notes Offering") of $440 million 11 1/2 % Senior Discount Notes due 2008 (the "Senior Discount Notes"). We received approximately $243.1 million in net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million. Under an exchange offer which was completed on August 13, 1998, all outstanding Senior Discount Notes were exchanged for
11 1/2% Series B Discount Notes due 2008 (the "New Discount Notes"), which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

Senior Notes Offering
---------------------
         In November 1997, we issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes"). We received approximately $289 million in net proceeds from the Senior Notes offering, after deductions for offering expenses of approximately $11 million. We used approximately $93.9 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities, which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2 % per annum and is payable semi-annually on June 1 and December 1, commencing June 1, 1998.

Initial Public Common Stock Offering
------------------------------------
         In November 1997, we completed an initial public offering of 6,325,000 shares of Class A common stock at $21.50 per share, raising approximately $125.7 million of net proceeds, after deducting approximately $10.3 million of offering expenses.

Former Credit Facility
----------------------
         In December 1996, we entered into a loan agreement with a bank providing for a $50.0 million senior secured revolving credit facility (the "Former Credit Facility") which expired December 19, 1997. In November 1997, we used $42.5 million of proceeds from member cash contributions to repay all outstanding amounts under the Former Credit Facility, which was terminated.

Historical Cash Flows
---------------------
         To develop our networks, we have relied upon several sources for cash flow. We received cumulative cash contributions of approximately $70.4 million from MSI and DSC. In November 1997, we received net proceeds of cash contributions totaling $99.0 million (net of transaction expenses) from NTT's investment, and we received an additional $414.3 million of net proceeds from our initial public debt and equity offerings. We used $42.5 million of these contributions to repay the outstanding balance of the Former Credit Facility. We also used $93.9 million of the net proceeds from the debt offering to purchase a portfolio of U.S. Treasury Securities, pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000.

         From inception through December 31, 1998, we used approximately $201.4 million of cash for operating activities and approximately $187.6 million of cash in our investing activities. At December 31, 1998, we had working capital of approximately $302.4 million and unrestricted cash (including cash equivalents) of approximately $416.2 million, compared to working capital of approximately $441.3 million and cash of approximately $424.9 million at December 31, 1997. The decrease in working capital from December 31, 1997 to December 31, 1998 is primarily a result of an increase in accounts payable to vendors as the Company implements its growth strategy. We will need a significant amount of cash to build our networks, market our services and cover operating expenditures.

         Our total assets increased from approximately $607.4 million as of December 31, 1997 to approximately $763.4 million at December 31, 1998, due primarily to receiving proceeds from the Discount Notes Offering, and the acquisition of property and equipment which was accrued and will be paid in 1999.

         For the year ended December 31, 1998 we used cash in operations of approximately $162.1 million, due primarily to the operating loss for the period reduced by non-cash stock-based compensation and current liabilities at December 31, 1998. We used cash in operations of approximately $33.3 million for the year ended December 31, 1997, due primarily to the operating loss for the period reduced by non-cash stock-based compensation and current liabilities at December 31, 1997.

         We used approximately $68.2 million cash in investing activities in 1998, consisting of $97.2 million for the purchase of property and equipment, offset by $29.0 million of interest received on the U.S. Treasury securities. In 1997, we used cash in investing activities of approximately $115.8 million, consisting primarily of $10.0 million for the purchase of property and equipment, $10.7 million of payments for the acquisition of FirstMark Communications, Inc. and $93.9 million for the purchase of U.S. Treasury securities which are pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000.

         Cash flows provided by financing activities amounted to approximately $221.6 million in 1998, consisting primarily of net proceeds from the Company's Senior Discount Notes Offering, after costs of $29.5 million. For 1997, cash flows provided by financing activities amounted to approximately $572.6 million, consisting primarily of $160.3 million of cash contributions from MSI, DSC and NTT, and $414.3 million of net proceeds from our initial public offering and the offering of the Senior Notes, after costs of $21.7 million.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Although all of our long-term debt bears interest at a fixed rate, the fair market value of the fixed-rate long-term debt is sensitive to changes in interest rates. We run a risk that market rates will decline and that required payments will exceed those based on the current market rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes, but may do so when we draw on our Existing Credit Facility.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our financial statements and supplementary data, together with the report of the independent auditor, are included or incorporated by reference elsewhere in this report. Refer to the "Index to Financial Statements and Financial Statement Schedule" following the signature pages.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 1999 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 1999 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 1999 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated here by reference to our definitive proxy statement for our 1999 Annual Meeting of Stockholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

(a) The following documents are filed as part of this report:

     (1)  Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31,
            1998 and 1997, and the period from March 5, 1996 (date of inception) to December 31, 1996
          Consolidated Statements of Stockholders' Equity for the period from
            March 5, 1996 (date of inception) to December 31, 1998
          Consolidated Statements of Cash Flows for the years ended December 31,
            1998 and 1997, and the period from March 5, 1996 (date of inception) to December 31, 1996
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          All schedules are omitted because they are not applicable or not required or because the required information is incorporated here by reference or included in the financial statements or related notes included elsewhere in this report.

(b) Reports on Form 8-K.

     Current Report on Form Form 8-K was filed with the Securities and Exchange
      Commission on October 30, 1998 to announce the launch of Teligent's integrated communications services in its first ten markets.

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

4.4         Form of Indenture between the Registrant, as issuer, and First Union
             National Bank, as Trustee, relating to Registrant's Senior Discount Notes due 2008, including form of Note, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1998, and incorporated herein by reference.
4.5         Form of Certificate for the Class A common stock, filed as Exhibit
             4.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.1        Employment Agreement, dated August 19, 1996, between Associated
             Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.2        Stock Contribution Agreement, dated as of March 10, 1997, among
             Associated Communications, L.L.C., FirstMark Communications, Inc. and Lynn Forester, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.3        Securities Purchase Agreement, dated as of September 30, 1997, by and among Teligent, L.L.C., Microwave Services, Inc., Digital Services Corporation, and Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.4        Form of Registration Rights Agreement, by and among Teligent, L.L.C.
             and Nippon Telegraph and Telephone Corporation, filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.5        Form of Technical Services Agreement, by and among Teligent, L.L.C.
             and NTT America, Inc., filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.6        Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital
             Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.7        Agreement and Plan of Merger, dated as of October 6, 1997, by and between Teligent, Inc. and Teligent, L.L.C., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.8        Form of Lease Agreement, dated as of July 22, 1997, for the 8065
             Leesburg Pike, Vienna, Virginia office space lease between NHP Incorporated and Teligent, L.L.C. , filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.9        Form of Teligent, Inc. 1997 Stock Incentive Plan, filed as Exhibit
             10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.

10.10       Network Products Purchase Agreement, dated December 11, 1997, by and between Northern Telcom Inc. and Teligent, Inc., filed as Exhibit
             10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997, and incorporated herein by reference [Confidential treatment has been granted for portions of this document].
10.11       Credit Agreement, dated July 2, 1998 among Teligent, Inc., several banks and other financial institutions or entities, Chase Securities, Inc., Goldman Sachs Credit Partners L.P. and TD Securities (USA) Inc., as advisers and arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, The Chase Manhattan Bank, as administrative agent and Toronto Dominion (Texas), Inc. as documentation agent. Filed as exhibit 10 to the Company's Form 8-K, filed on August 13, 1998, and incorporated herein by reference.
10.12       Promissory Note, dated February 1, 1997, by Kirby G. Pickle, Jr. to
             Associated Communications, L.L.C., filed as Exhibit 10.10 to the Company's Registration Statement (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.13       Promissory Notes, each dated October 29, 1997, by Abraham L. Morris to Teligent, L.L.C., filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.14       Promissory Note, dated August 5, 1997, by Laurence E. Harris to
             Associated Communications, L.L.C., filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.15       Promissory Note, dated April 7, 1997, by Steven F. Bell to
             Associated Communications, L.L.C., filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
10.16       Registration rights agreement dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc., filed as
             Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998, and incorporated herein by reference.
10.17       Registration rights agreement dated as of February 20, 1998 by and between Teligent, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Goldman Sachs & Co., Salomon Brothers Inc., and TD Securities (USA) Inc., filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998, and incorporated herein by reference.
21.1        Significant Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
27.1        Financial Data Schedule (filed only electronically with the
             Securities and Exchange Commission).
99.1        Press release of Teligent, Inc. dated March 1, 1999 (filed herein).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TELIGENT, INC.
                                           (Registrant)

                                              /s/ Alex J. Mandl
Date:  March 26, 1999                    By:  ---------------------------
                                              Alex J. Mandl
                                              Chairman of the Board,  Chief
                                              Executive  Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                               /s/ Alex J. Mandl
Date: March 26, 1999                     By:   --------------------------
                                               Alex J. Mandl
                                               Chairman of the Board,  Chief
                                               Executive  Officer and Director


                                               /s/ Abraham L. Morris
Date: March 26, 1999                     By:   --------------------------
                                               Abraham L. Morris
                                               Senior Vice President,  Chief
                                               Financial  Officer and Treasurer
                                              (Principal Financial Officer)

                                               /s/ Cindy L. Tallent
Date: March 26, 1999                     By:   --------------------------
                                               Cindy L. Tallent
                                               Vice President and Controller
                                              (Principal Accounting Officer)


                                               /s/ Myles P. Berkman
Date: March 26, 1999                     By:   --------------------------
                                               Myles P. Berkman
                                               Director

                                               /s/ David J. Berkman
Date: March 26, 1999                     By:   --------------------------
                                               David J. Berkman
                                               Director


                                               /s/ William H. Berkman
Date: March 26, 1999                     By:   --------------------------
                                               William H. Berkman
                                               Director


                                               /s/ Donald H. Jones
Date: March 26, 1999                     By:   --------------------------
                                               Donald H. Jones
                                               Director

                                               /s/ Tetsuro Mikami
Date: March 26, 1999                     By:   --------------------------
                                               Tetsuro Mikami
                                               Director


                                               /s/ Rajendra Singh
Date: March 26, 1999                     By:   --------------------------
                                               Rajendra Singh
                                               Director

  TELIGENT, INC.
  INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number

  Report of Ernst & Young LLP, Independent Auditors...............          F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997....          F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997 and the period from March 5, 1996
     (date of inception) to December 31, 1996.....................          F-4
  Consolidated Statements of Stockholders' Equity for the period
     from March 5, 1996 (date of inception) to December 31, 1998..          F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 and the period from March 5, 1996
     (date of inception) to December 31, 1996.....................          F-6
  Notes to Consolidated Financial Statements .....................          F-7

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Teligent, Inc.

         We have audited the accompanying consolidated balance sheets of Teligent, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from March 5, 1996 (date of inception) to December 31, 1996. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teligent, Inc., at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from March 5, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                                  /s/ERNST & YOUNG LLP


Vienna, Virginia
February 12, 1999

                                  TELIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             December 31,
                                                         1998            1997
                                                         ----            ----
 Assets
Current assets:
   Cash and cash equivalents .....................     $ 416,247      $ 424,901
   Prepaid expenses and other current assets .....         8,155          7,087
   Restricted cash and investments ...............        32,184         30,373
                                                       ---------      ---------
      Total current assets .......................       456,586        462,361

Property and equipment, net ......................       180,726          8,186

Restricted cash and investments ..................        33,117         64,702
Intangible assets, net ...........................        83,857         60,354
Other assets .....................................         9,148         11,777
                                                       ---------      ---------
      Total assets ...............................     $ 763,434      $ 607,380
                                                       =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..............................     $ 135,158      $  16,578
   Accrued interest and other ....................        19,020          4,467
                                                       ---------      ---------
      Total current liabilities ..................       154,178         21,045

11 1/2% Senior Notes, due 2007 ...................       300,000        300,000
11 1/2% Series B Discount Notes, due 2008 ........       276,058           --
Other non-current liabilities ....................         2,145          1,189

Commitments and contingencies
Stockholders' equity:
   Preferred stock ...............................          --             --
   Common stock ..................................           526            526
   Additional paid-in capital ....................       463,685        436,307
   Accumulated deficit ...........................      (433,158)      (151,687)
                                                       ---------      ---------
      Total stockholders' equity .................        31,053        285,146
                                                       ---------      ---------
   Total liabilities and stockholders' equity ....     $ 763,434      $ 607,380
                                                       =========      =========

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                                    Period from
                                                                                   March 5, 1996
                                                                                (date of inception)
                                                        Year ended December 31,    to December 31,
                                                        ----------------------    -----------------
                                                         1998            1997            1996
                                                         ----            ----            ----
Revenues:
    Communication services ...................   $        960    $         33    $       --
    Management fees and other services .......            --            3,278           1,386
                                                 ------------    ------------    ------------
       Total revenues ........................            960           3,311           1,386
                                                 ------------    ------------    ------------
Costs and expenses:
    Cost of services .........................         81,044           4,785           1,625
    Sales, general and administrative expenses        122,256          38,398           8,290
    Stock-based and other noncash compensation         32,164          89,111           4,071
    Depreciation and amortization ............         14,193           6,454             164
                                                 ------------    ------------    ------------
       Total costs and expenses ..............        249,657         138,748          14,150
                                                 ------------    ------------    ------------
    Loss from operations .....................       (248,697)       (135,437)        (12,764)

Interest and other income ....................         34,106           3,242              10
Interest expense .............................        (66,880)         (5,859)           (879)
                                                 ------------    ------------    ------------
    Net loss before provision for income taxes       (281,471)       (138,054)        (13,633)
Provision for income taxes ...................           --              --              --
                                                 ------------    ------------    ------------
    Net loss .................................   $   (281,471)   $   (138,054)   $    (13,633)
                                                 ============    ============    ============

Net loss per share ...........................   $      (5.35)   $      (2.94)   $      (0.29)
                                                 ============    ============    ============

Weighted average common shares outstanding ...     52,596,573      46,950,860      46,257,709
                                                 ============    ============    ============

                                     TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           Period from March 5, 1996 (date of inception) to December 31, 1998
                                    (In thousands)

                                                                            Additional
                                                    Capital      Common      Paid-in    Accumulated
                                                 Contributions    Stock      Capital      Deficit      Total
                                                 -------------  ---------   ----------  ----------   --------
Balance at March 5, 1996 (date of inception) ..   $    --      $    --      $    --     $    --      $    --
Member capital contributions ..................      24,058                                             24,058
Net loss ......................................                                           (13,633)     (13,633)
                                                  ---------    ---------    ---------   ---------    ---------
   Balance at December 31, 1996 ...............      24,058         --           --       (13,633)      10,425
                                                  ---------    ---------    ---------   ---------    ---------

Contribution of licenses from members .........       8,497                                              8,497
Acquisition ...................................      31,500                                             31,500
Cash contributions ............................     100,301                                            100,301
Contribution of equity prior to public offering                       35       59,965                   60,000
Conversion of member interests
  to capital stock ............................    (164,356)         428      163,928                     --
Conversion of CARs and Appreciation Units
   to stock options ...........................                                86,821                   86,821
Public stock offering .........................                       63      125,593                  125,656
Net loss ......................................                                          (138,054)    (138,054)
                                                  ---------    ---------    ---------   ---------    ---------
   Balance at December 31, 1997 ...............        --            526      436,307    (151,687)     285,146
                                                  ---------    ---------    ---------   ---------    ---------

Exercise of stock options .....................                                   372                      372
Stock-based compensation ......................                                27,006                   27,006
Net loss ......................................                                          (281,471)    (281,471)
                                                  ---------    ---------    ---------   ---------    ---------
   Balance at December 31, 1998 ...............   $    --      $     526    $ 463,685   $(433,158)   $  31,053
                                                  =========    =========    =========   =========    =========

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Period from
                                                                                     March 5, 1996
                                                                                  (date of inception)
                                                            Year ended December 31,  to December 31,
                                                            ----------------------   --------------
                                                               1998         1997        1996
                                                             -------      -------      -------
Cash flows from operating activities:
Net loss ...............................................   $(281,471)   $(138,054)   $ (13,633)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization ....................      14,193        6,454          164
      Amortization of discount on long-term debt .......      25,355         --           --
      Amortization of debt issue costs .................       2,525           59         --
      Other noncurrent liabilities .....................         956          897          293
      Stock-based and other noncash compensation .......      32,164       89,111        4,071
      Other ............................................        (495)        (626)        (151)
      Changes in current assets and current liabilities:
         Prepaid expenses and other current assets .....      (2,527)      (8,496)        (439)
         Accounts payable ..............................      32,671       13,575        3,002
         Accrued interest and other ....................      14,552        3,820          647
                                                           ---------    ---------    ---------
           Net cash used in operating activities .......    (162,077)     (33,260)      (6,046)
                                                           ---------    ---------    ---------
Cash flows from investing activities:
    Restricted cash and investments ....................      29,016      (95,075)        --
    Purchase of property and equipment .................     (97,188)      (9,960)      (3,709)
    Acquisition and other investments ..................        --        (10,720)        --
                                                           ---------    ---------    ---------
      Net cash used in investing activities ............     (68,172)    (115,755)      (3,709)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from bank borrowing .......................        --         40,500        2,000
    Repayment of bank borrowing ........................        --        (42,500)        --
    Equity contribution prior to public offering .......        --         60,000         --
    Net proceeds from issuance of common stock .........         372      125,656         --
    Proceeds from long-term debt .......................     250,703      300,000         --
    Debt financing costs ...............................     (29,480)     (11,344)        --
    Member contributions ...............................        --        100,301        9,058
                                                           ---------    ---------    ---------
      Net cash provided by financing activities ........     221,595      572,613       11,058
                                                           ---------    ---------    ---------
Net (decrease) increase in cash and equivalents ........      (8,654)     423,598        1,303

Cash and cash equivalents, beginning of period .........     424,901        1,303         --
                                                           ---------    ---------    ---------
Cash and cash equivalents, end of period ...............   $ 416,247    $ 424,901    $   1,303
                                                           =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest .................................   $  39,279    $   2,450    $     875
                                                           =========    =========    =========

                                      F-6

                                 TELIGENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     THE COMPANY

         Teligent, Inc. ("Teligent" or the "Company"), is a full-service, integrated communications company that offers small and medium-sized business customers local, long-distance, high-speed data and dedicated Internet services over its Digital SmartWave(TM) local networks.

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

         The Company has previously been classified as a development stage company. On October 27, 1998, the Company officially launched its communication service offerings and began providing commercial services. As such, the Company is no longer in the development stage.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

Use of Estimates
----------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
         The Company considers all highly liquid investments purchased with maturity dates of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market fund investments and short-term commercial paper, substantially all of which were held with one institution. Restricted cash and investments relates to cash and securities held exclusively to fund future interest payments and to secure letters of credit obtained by the Company.

Property and Equipment
----------------------
         Property and equipment is recorded at cost. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets: 3-10 years for operating equipment, computer equipment, and furniture, and the lesser of the life of the asset or the lease term for leasehold improvements. Maintenance and repairs are charged to expense when incurred.

         The amounts included in property and equipment are as follows as of December 31 (in thousands):

                                                             December 31,
                                                           1998            1997
                                                           ----            ----
     Operating equipment .........................     $  99,153      $   4,816
     Computer equipment ..........................        38,057          2,105
     Furniture and leasehold improvements ........        11,849          2,072
     Undeployed equipment ........................        48,211          5,178
                                                       ---------      ---------
                                                         197,270         14,171
     Accumulated depreciation ....................       (16,544)        (5,985)
                                                       ---------      ---------
                                                       $ 180,726      $   8,186
                                                       =========      =========

         During the year ended December 31, 1998, the Company incurred capital expenditures of $183.1 million, of which approximately $85.9 million was accrued, and is not reflected in the accompanying consolidated statement of cash flows.

Long-Lived Assets
-----------------
         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management periodically reviews, if impairment indicators exist, the carrying value and lives of property and equipment and intangible assets based on expected future cash flows.

Intangible Assets
-----------------
         Intangible assets and their respective amortization lives are as follows as of December 31 (in thousands):

                                                 1998         1997      Years
                                                 ----         ----      -----
Fixed wireless licenses ....................  $ 51,813      $ 49,809    15
Debt financing costs .......................    38,820        11,344    8-10
                                              --------      --------
                                                90,633        61,153
Accumulated amortization ...................    (6,776)         (799)
                                              --------      --------
                                              $ 83,857      $ 60,354
                                              ========      ========

         Fixed wireless licenses represent the direct costs of obtaining such licenses, including $41.6 million acquired from FirstMark Communications, Inc. ("FirstMark", see Note 8). Debt financing costs represent fees and other costs incurred in connection with the Existing Credit Facility (see note 4) and the issuance of long-term debt. Debt financing costs are amortized to interest expense over the term of the related debt. Amortization of fixed wireless licenses was approximately $3.5 million and $0.8 million for the years ended December 31, 1998 and 1997, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Income Taxes
------------
         The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements.

Revenue Recognition
-------------------
         Revenue from providing communications services is recognized when services are rendered based on usage of the Company's exchange networks and facilities.

Advertising Costs
-----------------
         Costs related to advertising are expensed when the advertising occurs. Advertising expense was approximately $14.1 million in 1998, and $0 in 1997 and for the period March 5, 1996 (date of inception) to December 31, 1996.

Net Loss Per Share
------------------
         During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share for all years presented. For the periods prior to 1998, the Company's net loss per share calculation (basic and fully diluted), is based upon the number of common shares outstanding immediately prior to the initial public offering, as if outstanding for all periods presented similar to a stock split, plus the weighted average common shares issued subsequent to the initial public offering. The Company's 1998 net loss per share calculation (basic and fully diluted) is based on the weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

Stock-Based Compensation
------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date, based on the value of the award, and recognized over the service period. SFAS No. 123 allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has elected to account for its stock-based compensation in accordance with the provisions of APB No. 25 and has provided pro forma disclosures of net loss as if the fair value method had been adopted.

Comprehensive Income
--------------------
         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no differences between net loss and comprehensive loss.

Business Segments
-----------------
         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

Recent Pronouncements
---------------------
         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage, as well as costs to develop or obtain software that allows for access or conversion of old data by new systems, to be capitalized. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not believe that its effect will be material to the Company's reported financial position or results of operations.

         In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This statement requires that the costs of start-up activities be expensed as incurred, including presenting the cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Due to the nature of the Company's operations since inception on March 5, 1996, the Company has historically expensed all start-up costs. The Company does not believe that the adoption of SOP 98-5 will affect the Company's reported financial position or results of operations.

Reclassifications
-----------------
         Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.   CAPITAL STOCK

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

         The number of shares authorized, issued and outstanding at December 31, 1998 and 1997, for each class of stock is summarized below:

                                                         Shares Issued
                               Shares                   and Outstanding
  Class       Par Value      Authorized              1998             1997
  -----       ---------      ----------              ----             ----
A               $.01        200,000,000            8,206,392       8,156,410
Series B-1       .01         30,000,000           21,436,689      21,436,689
Series B-2       .01         25,000,000           17,206,210      17,206,210
Series B-3       .01         10,000,000            5,783,400       5,783,400


         The Company has authorized 10,000,000 shares of Preferred Stock, par value $.01 per share, of which none are issued and outstanding.

Initial Public Common Stock Offering
------------------------------------
         In November 1997, the Company completed an initial public offering of 6,325,000 shares of Common Stock at $21.50 per share (the "Equity Offering"), raising approximately $125.7 million of net proceeds, after deducting approximately $10.3 million of offering expenses.

Company Appreciation Rights and Appreciation Units
--------------------------------------------------
         On September 1, 1996, Teligent, L.L.C. granted six separate Company Appreciation Rights ("CARs") to an executive officer of the Company (the "Executive") pursuant to an employment agreement dated September 1, 1996 (the "Employment Agreement"). For each CAR, the Executive was entitled to receive a percentage of the excess of the Company's fair market value, as defined, over the target value for the CAR, as adjusted. The CARs vested over a period of six years. Also during 1996, an aggregate of 1,600,000 appreciation units (the "Appreciation Units") were granted to certain employees and directors of the Company.

Conversion of CARs and Appreciation Units into Stock Options
------------------------------------------------------------
         Upon consummation of the Equity Offering, all outstanding CARs and Appreciation Units were converted (the "Conversion") into options (the "Conversion Options") to purchase 12,480,779 shares of Class A Common Stock at exercise prices ranging from $3.35 to $46.00 per share, representing the intrinsic value of the original CARs and Appreciation Units. In connection with the issuance of these options, the Company will recognize up to $185.2 million of compensation expense over the vesting period of the options. The Company has recognized $112.2 million of stock-based compensation expense related to the Conversion Options for the period from March 5, 1996 (date of inception) to December 31, 1998, and will recognize additional expense not to exceed $73.1 million through September 1, 2002, as follows: $25.2 million per year through 2000, $20.7 million in 2001 and $2.0 million in 2002.

Executive Employment Agreement
------------------------------
         The Executive's Employment Agreement provides for, among other things, a forgivable loan of $15,000,000 with a five-year term, at an interest rate of 6.53% per year, which was advanced to the Executive from certain stockholders of the Company. Those stockholders assigned their rights to the loans to the Company and, as such, the loans are recorded as a component of other assets in the accompanying balance sheets. The Employment Agreement also provides in certain circumstances for a payment of $5,000,000 on the fifth anniversary of the Executive's employment, or earlier in certain circumstances. The Company accrues the present value of the payment due over the expected service period of five years.

Other Noncash Compensation
--------------------------
         Certain of the Company's executive officers have received loans that, in the aggregate, totaled approximately $3.3 million. The loans bear interest at rates ranging from 0% to 6.54%, with principal and accrued interest due generally within three years from the date of the loan. Each of the loans provides for the forgiveness of the principal balance and accrued interest, subject to the executive's continued employment with the Company. The loans are being amortized on a straight line basis over the life of the loans, and are included in stock-based and other noncash compensation expense in the accompanying financial statements.

1997 Stock Incentive Plan
-------------------------
         The Company maintains the Teligent, Inc. 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan authorizes options to purchase an aggregate maximum of 14,729,125 shares of the Company's Class A Common Stock, including the options converted from the CARs and Appreciation Units. The exercise price of options granted, as determined by the Company's Compensation Committee, approximates fair value. Generally, all options granted under the 1997 Plan vest over a period of five years and expire ten years from the date of grant.

         The Company applies the provisions of APB No. 25 in accounting for its stock-based compensation. Had compensation expense been determined in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 1998 and 1997, and the period from March 5, 1996 (date of inception) to December 31, 1996 would have been $324.4 million, $161.2 million, and $12.5 million, or $6.16, $3.43, and $0.27 per share, respectively. Options arising from the conversion of CARs and Appreciation Units have been valued based on the number and exercise price of the options issued upon conversion. The weighted average fair value of options granted was $21.66, $18.57 and $14.04 in 1998, 1997 and 1996, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, risk free rate interest rate of 5.0% in 1998, 6.6% in 1997 and 7.0% for the period from March 5, 1996 (date of inception) to December 31, 1996, an expected life of 10 years, and an expected volatility of .648 in 1998, .50 in 1997 and .34 for the period from March 5, 1996 (date of inception) to December 31, 1996.

         Option activity for 1998 and 1997 is set forth below:

                                                 Weighted-             Weighted-
                                                  Average               Average
                                                 Exercise              Exercise
Year Ended December 31,                1998       Price       1997      Price
-------------------------------------------------------------------------------
Outstanding, beginning of period     12,810,685  $10.00         -       $  -
Converted from Appreciation Units          -        -      6,471,047      7.07
Converted from CARs                        -        -      6,009,732     12.41
Granted                               2,084,714   28.43      380,450     22.18
Canceled                               (194,631)  20.52      (50,544)    12.94
Exercised                               (49,982)   7.44         -          -
------------------------------------------------------------------------------
   Outstanding, end of period        14,650,786  $12.32    12,810,685   $10.00
==============================================================================

         Options outstanding and exercisable by price range are as follows:

                          Options Outstanding             Options Exercisable
                          -------------------             -------------------
                                Weighted-
                                 Average    Weighted-                 Weighted-
                  Outstanding   Remaining    Average    Exercisable    Average
   Range of          as of        Life      Exercise      as of       Exercise
Exercise Prices    12/31/98    (in years)     Price     12/31/98       Price
------------------------------------------------------------------------------
$ 3.35 -  5.00    2,003,244       7.7       $ 3.77      2,003,244      $ 3.77
  5.01 - 10.00    8,905,015       8.0         6.69      1,599,216        6.54
 10.01 - 15.00      402,649       8.5        13.38         82,329       13.38
 15.01 - 20.00            0       0.0         0.00              0        0.00
 20.01 - 25.00      809,390       9.0        21.98        138,710       21.81
 25.01 - 30.00    1,031,660       9.5        27.48            820       25.51
 30.01 - 35.00      497,206       9.4        31.72              0        0.00
 35.01 - 45.00            0       0.0         0.00              0        0.00
 45.01 - 50.00    1,001,622       7.7        46.00              0        0.00
                  ------------------------------------------------------------
                  14,650,786      8.1       $12.32      3,824,319      $ 5.79
                  ============================================================

4.   LONG-TERM DEBT

Senior Notes Offering
---------------------
         In November 1997, the Company issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes"). The Company used approximately $93.9 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2% per annum and is payable semi-annually on June 1 and December 1, commencing June 1, 1998.

         On or after December 1, 2002, the Notes will be redeemable at the option of the Company, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof):

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

Senior Discount Notes Offering
------------------------------
         On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Company received approximately $243.1 in million net proceeds from the Discount Notes Offering, after deductions for offering expenses of approximately $7.6 million. Under an exchange offer which commenced on July 10, 1998 and expired on August 13, 1998 (the "Exchange Offer"), all outstanding Senior Discount Notes were exchanged for 11 1/2% Series B Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

         On or after March 1, 2003, the New Discount Notes will be redeemable at the option of the Company, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof).

                          Year                               Percentage
                          ----                               ----------
                          2003                               105.750%
                          2004                               103.833
                          2005                               101.917
                          2006 and thereafter                100.000

         Upon the occurrence of a change in control, as defined in the New Discount Notes agreement, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof on any change of control payment date, plus accrued and unpaid interest, if any, to such change of control payment date.

Existing Credit Facility
------------------------
         On July 2, 1998, the Company entered into a credit agreement (the "Bank Credit Agreement") with certain lenders, providing for facilities up to an aggregate of $800 million (the "Existing Credit Facility"). The Existing Credit Facility will be used primarily for the purchase of telecommunications equipment, software and services, and is also available for working capital and general corporate purposes. Availability of funds under the Existing Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. The Company's obligations under the Bank Credit Agreement are secured by substantially all of its assets and certain of its subsidiaries' assets.

         The Existing Credit Facility is structured into three separate tranches consisting of a term loan facility, a delayed draw term loan facility and a revolving credit facility. The Company has the ability to borrow funds over the next four years, (other than with respect to the delayed draw facility which is scheduled to expire on July 1, 1999 subject to extension) with a final maturity of eight years. Interest accrues on outstanding borrowings based on a floating rate tied to the prevailing LIBOR rate or an alternate base rate, and adjusts based on the attainment of certain key revenue and leverage benchmarks. The Company incurred commitment and other fees in connection with obtaining the Existing Credit Facility totaling $19.9 million, which is being amortized to interest expense on a straight line basis over eight years. As of December 31, 1998 the Company had no outstanding loan balance under the Existing Credit Facility. The Existing Credit Facility contains certain financial and other covenants that restrict, among other things, the Company's ability to (a) incur or create additional debt, (b) enter into mergers or consolidations, (c) dispose a significant amount of assets, (d) pay dividends, or (e) change the nature of its business. The amounts outstanding under the Existing Credit Facility are subject to mandatory prepayments in certain circumstances.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's financial instruments classified as current assets or liabilities, including cash and cash equivalents, restricted cash and investments and other assets, accounts payable and accrued expenses, approximate carrying value, principally because of the short maturity of these items. The fair value of the Company's non-current restricted cash and investments approximate carrying value based on their effective interest rates compared with market interest rates. As of December 31, 1998, the estimated fair values and carrying amounts of the Company's Senior Notes and Senior Discount Notes are as follows (in thousands):

                                               Fair Value       Carrying Amount
                                               ----------       ---------------
     11 1/2% Senior Notes due 2007              $282,000           $300,000
     11 1/2% Senior Discount Notes due 2008     $215,256           $276,058


6.   INCOME TAXES

         The Company has recorded income taxes in accordance with SFAS No. 109 for the years ended December 31, 1998 and 1997, subsequent to the Merger. The tax effects of temporary differences are as follows, as of December 31 (in thousands):

                                                        1998              1997
                                                        ----              ----
Deferred tax assets:
     Net operating loss carryforward .........       $  90,171        $   2,357
     Stock based compensation ................          38,905           29,519
     Original issue discount .................           8,651             --
     Other ...................................           4,381            3,672
                                                     ---------        ---------
        Total deferred tax assets ............         142,108           35,548
Deferred tax liability:
     Intangible assets .......................         (14,305)         (13,107)
                                                     ---------        ---------
Net deferred tax assets ......................         127,803           22,441
Valuation allowance ..........................        (127,803)         (22,441)
                                                     ---------        ---------
             Total ...........................       $    --          $    --
                                                     =========        =========

         During the years ended December 31, 1998 and 1997, the Company did not record an income tax benefit. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1998, the Company had federal net operating loss carryforwards of $232.0 million and $8.4 million, which expire in 2018 and 2017, respectively.

         A reconciliation between income taxes computed using the statutory federal income tax rate (34% for 1998 and 1997) and the effective rate, for the years ended December 31, 1998 and 1997, is as follows:

                                                            1998         1997
                                                           ------        -----
Federal income tax benefit at statutory rate ............   (34.0)%     (34.0)%
Net change in valuation allowance .......................    37.9        14.7
Purchase accounting adjustment ..........................     --          9.5
State income taxes net of federal .......................    (4.0)        --
Operating losses recognized by Teligent L.L.C
   for which no tax benefit is available ................     --          9.7
Other ...................................................     0.1         0.1
                                                             ----        ----
                                                              --          --
                                                             ====        ====

7.     RELATED PARTY TRANSACTIONS

         The Company entered into a five-year technical service agreement (the "TSA") with a subsidiary of NTT (the "Provider"). Under the terms of the TSA, the Provider will provide certain technical services to the Company relating to network design and implementation. During the first two years of the TSA, which commenced December 1, 1997, the Company is required to pay the Provider a fee in the amount of $4.0 million per year. Payments during the remaining three years shall be negotiated annually based on the scope of technical services to be provided.

         Employees of the parent company of MSI performed administrative and management services on behalf of the Company. These services were billed to the Company for the years ended December 31, 1998 and 1997, and for the period March 5, 1996 (date of inception) through December 31, 1996, and totaled approximately $1.1 million, $1.7 million and $1.5 million, respectively. In addition, employees of the Company are covered under certain health and benefit plans of the parent company of MSI. The Company is billed for their pro rata cost of these benefits.

         Certain technical services are performed by an affiliate of DSC. The cost of these services totaled approximately $0.6 million in 1998.

8.    FIRSTMARK ACQUISITION - 1997

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

9.   COMMITMENTS AND CONTINGENCIES

         The Company leases various operating sites, rooftops, storage, and administrative offices under operating leases. Rent expense was approximately $11.3 million, $2.3 million and $0.9 million for the years ended December 31, 1998 and 1997 and the period March 5, 1996 (date of inception) to December 31, 1996, respectively. Future minimum lease payments by year and in the aggregate, are as follows at December 31, 1998 (in thousands):

                             1999                 $ 19,290
                             2000                   18,050
                             2001                   16,944
                             2002                   15,499
                             2003                   13,969
                             Thereafter             51,025
                                                  --------
                                                  $134,777
                                                  ========

10.    EMPLOYEE BENEFIT PLAN

         Employees of the Company participate in the 401(k) retirement plan of MSI's parent company. Eligible employees may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed annual maximums as defined in the Internal Revenue Code. The Company matches one-half of a participant's contribution up to 6% of the participant's compensation. The Company's contributions to the plan were approximately $0.9 million, $0.1 million, and $0 for 1998, 1997 and for the period March 5, 1996 (date of inception) to December 31, 1996.

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts).


1998:                     1st Qtr    2nd Qtr        3rd Qtr     4th Qtr      Total
-----                     -------    -------        -------    -------       -----
Revenues ...........   $      98    $     143    $     240    $     479    $     960
Loss from operations     (34,724)     (53,032)     (68,202)     (92,739)    (248,697)
Net loss ...........     (38,558)     (59,136)     (78,545)    (105,232)    (281,471)
Net loss per share..       (0.73)       (1.12)       (1.49)       (2.00)       (5.35)









1997:                     1st Qtr    2nd Qtr        3rd Qtr     4th Qtr      Total
-----                     -------    -------        -------    -------       -----
Revenues ...........   $     635    $   1,079    $   1,200    $     397    $   3,311
Loss from operations      (6,639)     (43,504)     (27,611)     (57,683)    (135,437)
Net loss ...........      (6,763)     (43,863)     (28,200)     (59,228)    (138,054)
Net loss per share         (0.15)       (0.99)       (0.63)       (1.21)       (2.94)


         The sum of the per share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.