Form 10-Q
period 1999-03-31
TELIGENT INC
filed 1999-05-17
CIK 1047021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.
                                       OR

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

        Registrant's Telephone Number, Including Area Code: 703.762.5100

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].


The number of shares outstanding of each of the registrant's classes of common stock as of May 7, 1999 was as follows:

                          Common Stock, Class A        8,316,777
                          Common Stock, Class B       44,426,299

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
           As of March 31, 1999 (unaudited) and December 31, 1998             3

          Unaudited Condensed Consolidated Statements of Operations
           For the three months ended March 31, 1999 and 1998                 4

          Unaudited Condensed Consolidated Statements of Cash Flows
           For the three months ended March 31, 1999 and 1998                 5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31,      December 31,
                                                       1999            1998
                                                   -----------     -----------
                                                    (unaudited)
 Assets
 Current assets:
    Cash and cash equivalents ....................     $ 294,438      $ 416,247
    Prepaid expenses and other current assets ....        15,246          8,155
    Restricted cash and investments ..............        38,155         32,184
                                                       ---------      ---------
       Total current assets ......................       347,839        456,586

Property and equipment, net ......................       230,945        180,726

Restricted cash and investments ..................        33,103         33,117
 Intangible assets, net ..........................        82,039         83,857
 Other assets ....................................         8,792          9,148
                                                       ---------      ---------
       Total assets ..............................     $ 702,718      $ 763,434
                                                       =========      =========

 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable .............................     $ 159,073      $ 135,158
    Accrued interest and other ...................        27,026         19,020
                                                       ---------      ---------
       Total current liabilities .................       186,099        154,178

 11 1/2% Senior Notes, due 2007 ..................       300,000        300,000
 11 1/2% Series B Discount Notes, due 2008 .......       283,956        276,058
 Other noncurrent liabilities ....................         2,394          2,145

 Commitments and contingencies
 Stockholders' equity:
    Common stock .................................           527            526
    Additional paid-in capital ...................       471,012        463,685
    Accumulated deficit ..........................      (541,270)      (433,158)
                                                       ---------      ---------
       Total stockholders' equity ................       (69,731)        31,053
                                                       ---------      ---------
    Total liabilities and
       stockholders' equity ......................     $ 702,718      $ 763,434
                                                       =========      =========


            See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (unaudited, in thousands, except share and per share information)

                                                    Three Months Ended March 31,
                                                       1999             1998
                                                   ------------     -----------
 Revenues:
     Communications services ...................   $      1,523    $         98

Costs and expenses:
     Cost of services ..........................         34,440           7,384
     Sales, general and administrative expenses          45,355          17,911
     Stock-based and other noncash compensation           7,864           7,954
     Depreciation and amortization .............          7,396           1,573
                                                   ------------    ------------
        Total costs and expenses ...............         95,055          34,822
                                                   ------------    ------------
     Loss from operations ......................        (93,532)        (34,724)

Interest and other income ......................          5,181           8,095
Interest expense ...............................        (19,761)        (11,929)
                                                   ------------    ------------
     Net loss before provision for income taxes        (108,112)        (38,558)
Provision for income taxes .....................           --              --
                                                   ------------    ------------
     Net loss ..................................   $   (108,112)   $    (38,558)
                                                   ============    ============

Basic and diluted net loss per share............   $      (2.05)   $      (0.73)
                                                   ============    ============

Weighted average common shares outstanding .....     52,674,601      52,585,382
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                        Three Months Ended March 31,
                                                              1999         1998
                                                           ----------   ----------
Cash flows from operating activities:
Net loss ..............................................   $(108,112)   $ (38,558)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ....................       7,396        1,573
     Amortization of discount on long-term debt .......       7,898        2,947
     Amortization of debt issue costs .................         985          262
     Other noncurrent liabilities .....................         249          234
     Stock-based and other noncash compensation .......       7,615        7,954
     Other ............................................        (486)         (30)
     Changes in current assets and current liabilities:
        Prepaid expenses and other current assets .....      (7,395)      (2,133)
        Accounts payable ..............................      (1,199)      (3,783)
        Accrued interest and other ....................       8,006       11,344
                                                          ---------    ---------
           Net cash used in operating activities ......     (85,043)     (20,190)
                                                          ---------    ---------

Cash flows from investing activities:
  Restricted cash and investments .....................      (5,958)      (1,320)
  Purchase of property and equipment ..................     (31,546)      (9,648)
                                                          ---------    ---------
     Net cash used in investing activities ............     (37,504)     (10,968)
                                                          ---------    ---------

Cash flows from financing activities:
  Proceeds from long-term debt ........................          --      250,703
  Debt financing costs ................................         (31)      (7,558)
  Proceeds from issuance of common stock ..............         769           45
                                                          ---------    ---------
     Net cash provided by financing activities ........         738      243,190
                                                          ---------    ---------

Net (decrease) increase in cash and equivalents .......    (121,809)     212,032

Cash and cash equivalents, beginning of period ........     416,247      424,901
                                                          ---------    ---------
Cash and cash equivalents, end of period ..............   $ 294,438    $ 636,933
                                                          =========    =========



            See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
1.   The Company

     Teligent, Inc. ("Teligent" or the "Company"), is a full-service, integrated communications company offering small and medium sized business customers local, long-distance, high-speed data and dedicated Internet services over its SmartWave(TM) local networks. The SmartWave(TM) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology.

2.   Significant Accounting Policies

     Basis of Presentation
     ---------------------
     The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the SEC. The results of operations for the three months ending March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

     Consolidation
     -------------
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

     Reclassifications
     -----------------
     Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

3.   Supplemental Disclosure of Cash Flow Information

     Investing Activities
     --------------------
     During the three months ended March 31, 1999 and 1998, the Company incurred capital expenditures of approximately $56.7 million and $50.6 million, respectively, of which $25.2 million and $40.9 million, respectively, was accrued, and is not reflected in the accompanying condensed consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Results of Operations
        ---------------------
     Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, without limitation, economic, key employee, vendor, competitive, governmental, regulatory and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

     In this Quarterly Report on Form 10-Q, we refer to Teligent, Inc., a Delaware corporation, as "Teligent," the "Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.

     The following discussion should be read in connection with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K.

Overview and Results of Operations
----------------------------------
     Teligent offers small and medium-sized business customers local, long distance, high-speed data and dedicated Internet services over our SmartWave(TM) local networks. Our SmartWave(TM) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(TM) local networks in 26 of the nation's largest markets, comprising more than 430 cities and towns with a combined population of more than 75 million.

     From our inception on March 5, 1996, through the initiation of service in October 1998, our main activities were the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of cash, the development of operating systems, the negotiation of interconnection agreements and the acquisition and deployment of our network.

     On October 27, 1998, we introduced our integrated package of communication services, and commenced commercial services in our first ten markets. Since then, we have initiated communications services in 16 additional markets. We offer local, long distance, high-speed data and dedicated Internet services for one flat monthly rate, offering up to 30 percent savings compared to the customer's existing provider. We expect that the creation of our own digital networks will give us a lower cost structure than the traditional local telephone companies, or other competitors that use the existing local networks, allowing us to pass these savings on to our customers.

     Our losses, as well as our negative operating cash flow have been significant to date, and we expect both to continue until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our of markets, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity without significantly increasing related capital expenditures, costs of building access rights and other operating costs. We expect that operating and net losses and negative operating cash flow throughout 1999 will increase over 1998 as we begin our first full year providing commercial service. Our ability to generate positive cash flow in the future will depend in part on the extent of capital expenditures in current and new markets, competition in our current market areas and any potential adverse regulatory developments. Our operations will depend on various financing sources to fund our growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to us. See "Liquidity and Capital Resources."

Year 2000
---------

     An issue affecting Teligent and other companies is whether computer systems and applications will recognize and process date data for the Year 2000 and beyond. The "Year 2000 issue" arises primarily because many computer programs were written using two, rather than four digits to identify the applicable year. As a result, date-sensitive computer programs may recognize a two-digit code for a year in the next century as one related to this century. For example, "00," entered in a date field for the Year 2000 may be interpreted as the Year 1900, resulting in system failures or miscalculations and disruption of operations.

     We use the term "Year 2000 ready" to describe the status of our systems, applications, and services. To be considered Year 2000 ready, the system, application, or service must undergo certain inventory, assessment, testing/remediation, and/or implementation processes and, to the extent applicable, be able to read, compute, store, process, display, and print calendar dates falling before, on, and after December 31, 1999, without material interruption or degradation of performance, provided that all other products (for example, hardware, software, and firmware) used in combination with the system, application, or service are Year 2000 ready.

     Our first priority in our Year 2000 effort is to protect mission-critical operations from material service interruptions that could occur as a result of the Year 2000 transition. Teligent defines mission-critical operations as those systems and applications that are vital to the provision of voice, video and data switching, processing and transport services to our customers. To that end, in September 1998 management presented a report to the Audit Committee outlining issues and areas that management felt should be considered in connection with our preparation of a Year 2000 plan. Around that same time, we appointed a Year

2000 committee to lead the Company-wide effort to assess the scope of our risks and ensure our applications will function properly. Our Year 2000 committee consists of senior executives and other key personnel charged with the responsibility of directing Teligent's Year 2000 activities and facilitating timely resolution of issues, obstacles and decisions relating to the Year 2000 effort.

     Our approach to addressing the Year 2000 challenge is consistent with industry practice and is organized into four key phases:

     o Inventory -- identify related data for any element within the Teligent enterprise that may be impacted by the Year 2000 date change;

     o Assessment -- analyze our Year 2000 exposure based on available information and determine risks to Teligent's business continuity. Risk is a factor of the likelihood of Year 2000 problems occurring and the impact of such occurrences on the Company;

     o Test & Remediate -- validate the assessment, determine remediation approach, and take remediation action if we deem it necessary and appropriate. Remediation may entail repair, replacement, manual work-arounds, or, in some cases, no action. In this phase we will develop mitigation and contingency plans for mission critical aspects of our business; and

     o Implement -- place mitigation and contingency plans into effect in order of priority based on mission criticality, and, where necessary, validate remediation action.

     For purposes of our Year 2000 efforts, we have divided our operations into categories or functions: Information Technology; infrastructure; end user computing; suppliers; facilities and equipment; and products and services. We have generally completed the Inventory and Assessment phases of our unique network components from all of our business categories. We have also made considerable progress in the Testing & Remediation and Implementation phases in all of our business categories. Our Year 2000 readiness test strategy has been developed, its test environment is in the final stages of setup, and our Year 2000 readiness test plans are being finalized. The Y2K readiness test is scheduled to begin on May 17, 1999. We continue to project June 30, 1999, as our readiness target. The most current update on the status of our Year 2000 project may be found on our web site -- http://www.teligent.com.

     Generally, we contractually require our key vendors and suppliers to guarantee in writing that they are Year 2000 ready. The majority of our mission-critical systems have been acquired from third party vendors. We have identified certain key vendors and contacted those vendors to discuss the readiness of their respective products. These discussions are ongoing. In the event that a vendor or supplier is not able to provide satisfactory Year 2000 assurances, we will monitor the vendor's progress in this area and, if appropriate, may arrange to have available an alternate vendor or supplier who can give such assurances. Similar to other telecommunications providers, our products and services are also dependent upon other service and telecommunications providers. With respect to those providers with which our systems interface and exchange data, we are initiating or continuing discussions regarding their Year 2000 readiness.

     We have not determined the exact costs and expenses we expect to incur relating to preparation of our systems for the Year 2000. The principal cost identified to date is the Company's retention of external consultants together with the cost of internal resources, both dedicated to Year 2000 program management, inventory, and assessment efforts, which costs are estimated to be less than $5 million. Based on current assessments and compliance plans in process, we do not expect that the Year 2000 issue, including the cost of making our mission critical systems and applications Year 2000 ready, will have a material adverse effect on our business operations, consolidated financial condition, cash flows and results of operations.

     Despite our efforts to address the Year 2000 impact on operations, we may not be able to fully identify such impact or resolve it without disruption to our business and without incurring significant expense. If appropriate modifications are not made on a timely basis by our vendors or by other providers on which we depend, or if our actual costs or timing for our Year 2000 readiness differ materially from our present estimates, Teligent's operations and financial results could be significantly adversely affected. In particular, there can be no assurance that the systems of other parties upon which our business relies will be ready on a timely basis.

     Our contingency plans, which are being developed as the inventory and assessment phases progress, are designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities with respect to mission-critical systems. Our contingency plans contemplate an assessment of all our critical internal information technology systems and our internal operational systems that use computer-based controls. In addition, we are assessing any critical disruptions due to Year 2000-related failures that are external to Teligent. These processes will begin January 1, 2000, and will continue as long as circumstances require.

     Our contingency plans will include the creation of teams that will be prepared to respond immediately and as necessary to critical Year 2000 problems as soon as they become known. The composition of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------
     We generated revenue from communications services of approximately $1.5 million for the three months ended March 31, 1999, reflecting our first full quarter of commercial operations, compared with approximately $98,000 for the three months ended March 31, 1998.

     Cost of services, consisting primarily of personnel-related costs, telecommunications expenses, and site rent and site acquisition expenses related to network operations, was approximately $34.4 million for the three months ended March 31, 1999, compared with approximately $7.4 million for the corresponding period in 1998.

     Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $45.4 million for the three months ended March 31, 1999, compared with approximately $17.9 million for the corresponding period in 1998.

     Stock-based and other noncash compensation expense was approximately $7.9 million for the three months ended March 31, 1999 and 1998. Depreciation and amortization for the three months ended March 31, 1999 increased to approximately $7.4 million, compared with approximately $1.6 million for the corresponding period in 1998, due primarily to higher capital expenditures. Depreciation expense will increase in future quarters as we continue to add fixed assets.

     Interest and other income for the three months ended March 31, 1999, was approximately $5.2 million, compared with approximately $8.1 for the corresponding period in 1998. This decrease was primarily the result of interest earned on decreased levels of cash and investments in 1999 compared to 1998.

     Interest expense for the three months ended March 31, 1999 was approximately $19.8 million compared with approximately $11.9 million for the corresponding period in 1998. This increase was due to recognizing interest expense on the 11 1/2% Series B Discount Notes due 2008, issued in February 1998.

Liquidity and Capital Resources
-------------------------------
Credit Facility
---------------
     On July 2, 1998, we entered into a credit agreement (the "Bank Credit Agreement") providing for credit facilities up to an aggregate of $800 million (the "Credit Facility"). The Credit Facility will primarily be used for the purchase of telecommunications equipment, software and services and is also available for working capital and general corporate purposes. Availability of funds under the Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. As of March 31, 1999, we had no outstanding loan balance under the Credit Facility. We currently anticipate drawing down approximately $200 million under the Credit Facility by mid-year and may make additional draw-downs if required later in the year.

Historical Cash Flows
---------------------
     At March 31, 1999, we had working capital of approximately $161.7 million and unrestricted cash and cash equivalents of approximately $294.4 million, compared to working capital of approximately $302.4 million and cash of approximately $416.2 million at December 31, 1998. The decrease in working capital is primarily a result of lower cash levels and an increase in accounts payable to vendors as we implement our growth strategy. We will need a significant amount of cash to build our networks, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand together with the Credit Facility will provide enough money to carry out our current business plan through the year 2000, our management continually evaluates potential financing options.

     Our total assets decreased from approximately $763.4 million as of December 31, 1998 to approximately $702.7 million at March 31, 1999, due primarily to lower levels of cash and cash equivalents. Property and equipment, net of accumulated depreciation, comprised approximately $230.9 million at March 31, 1999 compared to approximately $180.7 million at December 31, 1998.

     We used cash in operations of approximately $85 million for the three months ended March 31, 1999, due primarily to the operating loss for the period reduced by stock-based and other noncash compensation, depreciation and amortization, and other charges. For the same period in 1998, we used cash in operations of approximately $20.1 million, due primarily to the operating loss for the period offset primarily by stock-based and other noncash compensation.

     We used cash in investing activities of approximately $37.5 million for the three months ended March 31, 1999 consisting of approximately $31.6 relating to the purchase of property and equipment and approximately $5.9 million relating to the purchase of certificates of deposit used to secure letters of credit. For the same period in 1998, we used approximately $11.0 million in investing activities relating primarily to the purchase of property and equipment.

     Cash flows provided by financing activities for the three months ended March 31, 1999 were approximately $0.7 million, consisting primarily of proceeds from the exercise of employee stock options. For the same period in 1998, cash flows from financing activities were approximately $243.2 million consisting primarily of net proceeds from the offering of the 11 1/2% Series B Discount Notes, after costs of approximately $7.6 million.

PART II           OTHER INFORMATION

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

                               TELIGENT, INC.
                               (Registrant)

Date:  May 14, 1999            By: /s/ Abraham L. Morris
                                   ---------------------
                                  Abraham L. Morris
                                  Senior Vice President, Chief Financial Officer
                                     and Treasurer (Principal Financial Officer)


Date:  May 14, 1999            By: /s/ Cindy L. Tallent
                                   ---------------------
                                   Cindy L. Tallent
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description of Exhibit
-----------   ----------------------

27 Financial Data Schedule for the three months ended March 31, 1999 (filed only electronically with the Securities and Exchange Commission).

99.1          Press release of Teligent, Inc. dated May 12, 1999 (filed herein).