Form 10-Q
period 1999-06-30
TELIGENT INC
filed 1999-08-13
CIK 1047021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.
                                       OR

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


The number of shares outstanding of each of the registrant's classes of common stock as of August 10, 1999 was as follows:

                          Common Stock, Class A        9,490,889
                          Common Stock, Class B       44,426,299

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
           As of June 30, 1999 (unaudited) and December 31, 1998              3

          Unaudited Condensed Consolidated Statements of Operations
           for the three months and six months ended June 30, 1999
           and 1998                                                           4

          Unaudited Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998                    5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7

Item 3.   Quantitative and Qualitative Disclosure About Market Risk          14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                         June 30,   December 31,
                                                           1999        1998
                                                       -----------  -----------
                                                       (unaudited)
ASSETS
Cash and cash equivalents ............................ $ 386,088    $ 416,247
Prepaid expenses and other current assets ............    13,993        8,155
Restricted cash and investments ......................    37,499       32,184
                                                       ---------    ---------
   Total current assets ..............................   437,580      456,586

Property and equipment, net ..........................   256,526      180,726

Restricted cash and investments ......................    16,749       33,117
Intangible assets, net ...............................    80,686       83,857
Other assets .........................................     8,171        9,148
                                                       ---------    ---------
   Total assets ...................................... $ 799,712    $ 763,434
                                                       =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable ..................................... $ 164,537    $ 135,158
Accrued interest and other ...........................    23,952       19,020
                                                       ---------    ---------
   Total current liabilities .........................   188,489      154,178

Long-term debt                                           792,006      576,058
Other noncurrent liabilities                               2,643        2,145

Committments and contingencies

Stockholders' equity (deficit)
Common stock .........................................       530          526
Additional paid-in capital ...........................   480,786      463,685
Accumulated (deficit) ................................  (664,742)    (433,158)
                                                       ---------    ---------
   Total stockholders' equity (deficit) ..............  (183,426)      31,053
                                                       ---------    ---------
Total liabilities and stockholders' equity (deficit) . $ 799,712    $ 763,434
                                                       =========    =========



            See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (unaudited, in thousands, except share and per share information)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                       1999             1998          1999             1998
                                                   ------------     -----------   -----------       ---------
 Revenues:
     Communications services ..................   $      3,961    $        143    $      5,484    $        241

Costs and expenses:
     Cost of services .........................         43,834          17,903          78,250          25,288
     Sales, general and administrative ........         49,855          25,002          95,234          42,913
     Stock-based and other noncash compensation          7,937           8,189          15,801          16,143
     Depreciation and amortization ............         10,087           2,080          17,483           3,653
                                                  ------------    ------------    ------------    ------------

         Total costs and expenses .............        111,713          53,174         206,768          87,997
                                                  ------------    ------------    ------------    ------------

     Loss from operations .....................       (107,752)        (53,031)       (201,284)        (87,756)

Interest and other income .....................          4,193           9,963           9,373          18,058
Interest expense ..............................        (19,913)        (16,067)        (39,675)        (27,996)
                                                  ------------    ------------    ------------    ------------

Net loss ......................................   $   (123,472)   $    (59,135)   $   (231,586)   $    (97,694)
                                                  ============    ============    ============    ============

Basic and diluted net loss per share ..........   $      (2.34)   $      (1.12)   $      (4.39)   $      (1.86)
                                                  ============    ============    ============    ============

Weighted average common shares outstanding ....     52,828,466      52,591,864      52,751,915      52,588,640
                                                  ============    ============    ============    ============




            See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)
                                                          Six Months Ended June 30,
                                                              1999         1998
                                                           ----------   ----------
Cash flows from operating activities:
Net loss ................................................   $(231,586)   $ (97,694)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ....................      17,483        3,653
       Amortization of debt discount and issue costs ....      17,921       10,745
       Stock-based and other noncash compensation .......      15,801       16,143
       Other ............................................         978          (75)
       Changes in current assets and current liabilities:
          Prepaid expenses and other current assets .....      (8,020)        (869)
          Accounts payable ..............................        (920)       8,296
          Accrued interest and other ....................       4,931        5,817
                                                            ---------    ---------
             Net cash used in operating activities ......    (183,412)     (53,984)
                                                            ---------    ---------
Cash flows from investing activities:
    Restricted cash and investments .....................      11,052       14,324
    Purchase of property and equipment ..................     (61,257)     (41,467)
                                                            ---------    ---------
       Net cash used in investing activities ............     (50,205)     (27,143)
                                                            ---------    ---------
Cash flows from financing activities:
    Proceeds from long-term debt ........................     200,000      250,703
    Debt financing costs ................................        (529)      (7,558)
    Proceeds from exercise of common stock options ......       3,987           57
                                                            ---------    ---------
       Net cash provided by financing activities ........     203,458      243,202
                                                            ---------    ---------
Net (decrease) increase in cash and equivalents .........     (30,159)     162,075

Cash and cash equivalents, beginning of period ..........     416,247      424,901
                                                            ---------    ---------
Cash and cash equivalents, end of period ................   $ 386,088    $ 586,976
                                                            =========    =========


            See notes to condensed consolidated financial statements.

TELIGENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The Company

     Teligent, Inc. ("Teligent" or the "Company") is a full-service, facilities-based communications company offering small and medium-sized business customers local, long-distance, high-speed data and dedicated Internet services over its digital SmartWave(tm) local networks. The SmartWave(tm) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology.

2. Significant Accounting Policies

Basis of Presentation
---------------------
     The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the SEC. The results of operations for the three months and six months ending June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

3. Supplemental Disclosure of Cash Flow Information

Investing Activities
--------------------
     During the six months  ended June 30, 1999 and 1998,  the Company  incurred capital expenditures of approximately $91.6 million and $65.5 million, respectively, of which $30.3 million and $24.0 million, respectively, was accrued, and is not reflected in the accompanying condensed consolidated statements of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements" within the meaning of Section 21E of the Private Securities Litigation Reform Act of 1995, and should be read in conjunction with the Company's 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, without limitation, economic, key employee, vendor, competitive, governmental, regulatory and technological factors affecting the Company's growth, operations, markets, products, services, licenses and other factors discussed in the Company's other filings with the Securities and Exchange Commission. These factors may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements
expressed   or  implied  by  such   forward-looking   statements.   Given  these
uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.\

     The forward-looking statements are included in, without limitation, "Overview and Results of Operations" and "Liquidity and Capital Resources." The Company, in the preparation of its financial statements, also makes various estimates and assumptions that are forward-looking statements.

     In this Quarterly Report on Form 10-Q, we refer to Teligent, Inc., a Delaware corporation, as "Teligent," the "Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.

     The following discussion should be read in connection with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K. Overview and Results of Operations

     Teligent offers small and medium-sized business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(tm) local networks. Our SmartWave(tm) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(tm) local networks in 29 of the nation's largest markets, comprising more than 467 cities and towns with a combined population of more than 85 million.

     Our losses, as well as our negative operating cash flow have been significant to date, and we expect both to continue until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our of markets, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity without significantly increasing related capital expenditures, costs of building access rights and other operating costs. We expect that operating and net losses and negative operating cash flow throughout the remainder of 1999 will increase over 1998 as we complete our first full year of providing commercial service. Our ability to generate positive cash flow in the future will depend in part on the extent of capital expenditures in current and new markets, competition in our current market areas and any potential adverse regulatory developments. Our operations will depend on various financing sources to fund our growth as well as continued losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to us. See "Liquidity and Capital Resources."

Year 2000
---------
     An issue affecting Teligent and other companies is whether computer systems and applications will recognize and process date data for the Year 2000 and beyond. The "Year 2000 issue" arises primarily because many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, date-sensitive computer programs may recognize a two-digit code for a year in the next century as one related to this century. For example, "00," entered in a date field for the Year 2000 may be interpreted as the Year 1900, resulting in system failures or miscalculations and disruption of operations.

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

     Our first priority in our Year 2000 effort is to protect mission-critical operations from material service interruptions that could occur as a result of the Year 2000 transition. Teligent defines mission-critical operations as those systems and applications that are vital to the provision of voice, video and data switching, processing and transport services to our customers. To that end, in September 1998, management presented a report to the Audit Committee outlining issues and areas that management felt should be considered in connection with our preparation of a Year 2000 plan. Around that same time, we appointed a Year 2000 committee to lead the Company-wide effort to assess the scope of our risks and ensure our applications will function properly. Our Year 2000 committee consists of senior executives and other key personnel charged with the responsibility of directing Teligent's Year 2000 activities and facilitating timely resolution of issues, obstacles and decisions relating to the Year 2000 effort.

     Our approach to addressing the Year 2000 challenge is consistent with industry practice and is organized into four key phases:

     * Inventory -- identify related data for any element within the Teligent enterprise that may be impacted by the Year 2000 date change;

     * Assessment -- analyze our Year 2000 exposure based on available information and determine risks to Teligent's business continuity. Risk is a factor of the likelihood of Year 2000 problems occurring and the impact of such occurrences on the Company;

* Test & Remediate -- validate the assessment, determine remediation approach, and take remediation action if we deem it necessary and appropriate. Remediation may entail repair, replacement, manual work-arounds, or, in some cases, no action. In this phase we will develop mitigation and contingency plans for mission critical aspects of our business; and

     * Implement -- place mitigation and contingency plans into effect in order of priority based on mission criticality, and, where necessary, validate remediation action.

     Based on our efforts to date, Teligent believes its mission-critical operations are "Year 2000 ready." Our efforts have included the deployment of specific Year 2000 ready systems, applications or services, or the development of alternative business processes designed to ensure that mission-critical operations satisfy our Year 2000 readiness criteria. Given the continued growth and complexity of Teligent's network, our efforts will continue through and beyond the third quarter of 1999, including additional testing, monitoring, and planning. Teligent continues to rely on representations by third parties relating to the Year 2000 readiness of their products. Teligent issues a detailed status report relating to its progress which is made available to customers and others through its web site -- http://www.teligent.com.

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

     We have not determined the exact total costs and expenses we expect to incur relating to preparation of our systems for the Year 2000. The principal cost identified to date is the Company's retention of external consultants together with the cost of internal resources, both dedicated to Year 2000 program management, inventory, and assessment efforts, which costs are estimated to be less than $5 million. Based on current assessments and compliance plans, we do not expect that the Year 2000 issue, including the cost of making our mission critical systems and applications Year 2000 ready, will have a material adverse effect on our business operations, consolidated financial condition, cash flows and results of operations.

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

Our contingency plans are designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities with respect to mission-critical systems. Our contingency plans contemplate an assessment of all our critical internal information technology systems and our internal operational systems that use computer-based controls. In addition, we are assessing any critical disruptions due to Year 2000-related failures that are external to Teligent. These processes will begin January 1, 2000, and will continue as long as circumstances require.

Our contingency plans include the creation of teams that will be prepared to respond immediately and as necessary to critical Year 2000 problems as soon as they become known. The composition of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------
     We generated revenue from communications services of approximately $4.0 million for the three months ended June 30, 1999, compared with approximately $143,000 for the three months ended June 30, 1998, as Teligent continued to grow its customer base and expand into new markets during the second quarter of 1999.

     Cost of services, consisting primarily of personnel-related costs, telecommunications expenses, and site rent and site acquisition expenses related to network operations, was approximately $43.8 million for the three months ended June 30, 1999, compared with approximately $17.9 million for the corresponding period in 1998. Service costs will increase significantly over 1998 throughout the remainder of 1999 as we expand our customer base and implement our growth strategy.

Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $49.9 million for the three months ended June 30, 1999, compared with approximately $25 million for the corresponding period in 1998.

     Stock-based and other noncash compensation expense was approximately $7.9 million for the three months ended June 30, 1999, compared with approximately $8.2 million for the corresponding period in 1998. Depreciation and amortization for the three months ended June 30, 1999 increased to approximately $10.1 million, compared with approximately $2.1 million for the corresponding period in 1998, due primarily to higher capital expenditures. Depreciation expense will increase in future quarters as we continue to add fixed assets.

     Interest and other income for the three months ended June 30, 1999, was approximately $4.2 million, compared with approximately $10.0 for the corresponding period in 1998. This decrease was primarily the result of interest earned on decreased levels of cash and investments in 1999 compared to 1998.

     Interest expense for the three months ended June 30, 1999 was approximately $19.9 million compared with approximately $16.1 million for the corresponding period in 1998. This increase was due to amortization of credit facility fees and expenses in 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------
     We generated revenue from communications services of approximately $5.5 million for the six months ended June 30, 1999, compared with approximately $241,000 for the corresponding period in 1998.

     Cost of services, consisting primarily of personnel-related costs, telecommunications expenses, and site rent and site acquisition expenses related to network operations, was approximately $78.3 million for the six months ended June 30, 1999, compared with approximately $25.3 million for the corresponding period in 1998. This increase reflects the Company's growth and development of its network operations.

     Sales, general and administrative expenses, consisting primarily of headcount-related costs, were approximately $95.2 million for the six months ended June 30, 1999, compared with approximately $42.9 million for the corresponding period in 1998.

     Stock-based and other noncash compensation expense was approximately $15.8 million for the six months ended June 30, 1999, compared with approximately $16.1 million for the corresponding period in 1998. Depreciation and amortization for the six months ended June 30, 1999 increased to approximately $17.5 million, compared with approximately $3.7 million for the corresponding period in 1998.

     Interest and other income for the six months ended June 30, 1999, was approximately $9.4 million, as compared with approximately $18.1 for the corresponding period in 1998, due to interest earned on decreased levels of cash and investments in 1999 compared to 1998.

     Interest expense for the six months ended June 30, 1999 was approximately $39.7 million compared with approximately $28.0 million for the corresponding period in 1998. This increase was due to amortization of credit facility fees and expenses in 1999 and recognizing interest expense on the 11 1/2% Series B Discount Notes due 2008, issued in February 1998.

     The Company expects to generate significant operating and net losses for the next several years.

Liquidity and Capital Resources
-------------------------------

Shelf Registration Statement
----------------------------
     In June 1999, we filed a Universal Shelf Registration Statement (the "Registration Statement") with the Securities and Exchange Commission to raise up to $1 billion by offering securities that may be comprised of any combination of common stock, preferred stock, debt securities or depositary shares. The Registration Statement, which was declared effective on July 22, 1999, permits us to periodically offer such securities in amounts, prices, and terms to be determined when the securities are issued.

     We plan to use the net proceeds of any offering of these securities for working capital, capital expenditures, operating losses and other general corporate purposes in connection with the implementation of our business plan, including acquisitions. Two million shares of common stock registered under the Registration Statement may be offered by a selling shareholder. We will not receive any proceeds from the sale of common stock that may be offered by the selling shareholder.

Credit Facility
---------------
     On July 2, 1998, we entered into a credit agreement (the "Bank Credit Agreement") providing for credit facilities up to an aggregate of $800 million (the "Credit Facility"). The Credit Facility will primarily be used for the purchase of telecommunications equipment, software and services and is also available for working capital and general corporate purposes. Availability of funds under the Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. As of June 30, 1999, we had a $200 million outstanding loan balance under the Credit Facility. We may make additional draw-downs if required later in the year.

Historical Cash Flows
---------------------
     At June 30, 1999, we had working capital of approximately $249.1 million and unrestricted cash and cash equivalents of approximately $386.1 million, compared to working capital of approximately $302.4 million and cash of approximately $416.2 million at December 31, 1998. The decrease in working capital is primarily a result of lower cash levels and an increase in accounts payable to vendors as we implement our growth strategy. We will need a significant amount of cash to build our networks, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand together with the Credit Facility will provide enough money to carry out our current business plan into the year 2000, our management continually evaluates potential financing options. The Company also expects that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the Credit Facility, financing under the Registration Statement and potential additional financings.

     Our total assets increased from approximately $763.4 million as of December 31, 1998 to approximately $799.7 million at June 30, 1999, as lower cash and cash equivalents levels were offset by higher property and equipment balances. Property and equipment, net of accumulated depreciation, comprised approximately $256.5 million at June 30, 1999 compared to approximately $180.7 million at December 31, 1998.

     We used cash in operations of approximately $183.4 million for the six months ended June 30, 1999, due primarily to the operating loss for the period reduced by stock-based and other noncash compensation, depreciation and amortization, and other charges. For the same period in 1998, we used cash in operations of approximately $54 million, due primarily to the operating loss for the period offset primarily by stock-based and other noncash compensation.

     We used cash in investing activities of approximately $50.2 million for the six months ended June 30, 1999 relating primarily to the purchase of property and equipment. For the same period in 1998, we used approximately $27.1 million in investing activities relating primarily to the purchase of property and equipment.

Cash flows  provided by financing  activities for the six months ended June
30, 1999 were approximately $203.5 million, consisting primarily of proceeds from a $200 million draw-down of our existing credit facility in the second quarter of 1999 and the exercise of common stock options. For the same period in 1998, cash flows from financing activities were approximately $243.2 million consisting primarily of net proceeds from the offering of the 111/2% Series B Discount Notes, after costs of approximately $7.6 million.

Recent Developments
-------------------
     On June 1, 1999, Liberty Media Corporation and The Associated Group, Inc. ("Associated") announced that they had signed a definitive merger agreement pursuant to which Liberty Media will acquire Associated in a stock-for-stock merger (the "Associated Acquisition"). Liberty Media Corporation, which holds most of the assets included in the Liberty Media Group, is an indirect wholly owned subsidiary of AT&T Corp.; however, the assets and businesses of Liberty Media Group are operated by its current management, which is different from that of AT&T.

     Upon completion of the Associated Acquisition, Liberty Media would acquire through its ownership of Associated, Associated's interest in Teligent, representing  approximately  41% (as of June 1,  1999) of the total  issued  and outstanding shares of Teligent common stock as of June 1, 1999. Upon consummation of the Associated Acquisition, Telcom DTS Investors, L.L.C. ("Telcom"), the owner of all of the Series B-2 common stock, would, depending upon Telcom's level of stock ownership and control of Telcom by certain individuals at that time, have the right pursuant to an agreement with Associated to require Associated to convert all of its Series B-1 common stock into Class A common stock and to cause one of the Series B-1 Directors designated by Associated to resign from Teligent's board of directors so that the Series B-1 Directors will no longer constitute a majority of the Teligent directors. Associated has further agreed with Telcom that if Associated is required to convert its Series B-1 common stock, then it will cause its designees on Teligent's board of directors to cause Teligent's board of directors to convene a meeting of Teligent's stockholders.

     The Associated Acquisition merger agreement provides that, immediately prior to the effective date of the Associated Acquisition, Associated will replace three (or such lesser number that Liberty may designate) of the existing Series B-1 Directors with designees of Liberty Media. However, upon a conversion of all of the Series B-1 common stock into Class A common stock, there will be no shares of Series B-1 common stock outstanding. As a result, if all of the Series B-1 shares are so converted, neither Associated nor Liberty will have the special right currently held by Associated under Teligent's certificate of incorporation to elect directors of Teligent (except for the right to vote generally for Teligent directors together with other holders of Teligent common stock).

     Pursuant to the terms of the Associated Acquisition, Associated has agreed with certain limited exceptions, not to sell any of its Teligent common stock or to vote or execute a written consent or proxy with respect to its Teligent common stock in favor of any acquisition of a 25% or greater equity interest in Teligent. The Associated Acquisition merger agreement does not prohibit the Series B-1 Directors from properly discharging their fiduciary duties in their capacity as directors of Teligent.

     The Associated Acquisition is subject to the approval of the stockholders of Associated, clearance from various governmental authorities, including the Federal Communications Commission, and satisfaction of the other conditions set forth in the merger agreement. According to Associated, depending upon the timing of the foregoing, the Associated Acquisition is currently expected to close in early 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, a sustained increase or decrease in interest rates would generally affect interest costs relating to our Credit Facility. At June 30, 1999, we had an outstanding loan balance of $200 million under the Credit Facility, which incurs interest at a floating rate tied to prevailing LIBOR rates or aternate base rates. The oustanding loan balance under the Credit Facility represents approximately 25% of the Company's outstanding long-term debt.

     Changes in interest rates do not have a direct impact on interest expense relating to the Company's remaining fixed rate long-term debt, although the fair market value of the our fixed rate debt is sensitive to changes in interest rates. If market rates declined, our interest payments could exceed those based on the current market rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes, but may do so in the future.

PART II           OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Shareholders on June 16, 1999. Following are descriptions of the matters voted on and the results of such meeting:

                                Number of Shares
Matters Voted On                       For              Against       Abstain
----------------                       ---              -------       -------
1.   Election of Directors:
     Alex J. Mandl (1)               5,568,377              0          11,304
     Myles P. Berkman (2)           21,436,689              0             N/A
     David J. Berkman (2)           21,436,689              0             N/A
     William H. Berkman (2)         21,436,689              0             N/A
     Donald H. Jones (2)            21,436,689              0             N/A
     Rajendra Singh (3)             17,206,210              0             N/A
     Tetsuro Mikami (4)              5,783,400              0             N/A

2. Approval of an amendment to the Teligent, Inc. 1997 Stock Incentive Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 4,000,000 shares. 2,220,186 750,255 23,949

3. Adoption of Teligent, Inc. 1999 Employee Stock Purchase Plan to allow employees of The Company to invest in shares of Class A common
     stock                           2,890,583         78,041             N/A

4. Proposal to ratify the Appointment of Ernst & Young LLP as the Company's independent auditors for the
     year ended December 31, 1999    5,564,037         11,121           4,523

------------------------------

(1) To be elected by  holders of Class A common  stock and Class B common  stock
(2) To be elected solely by the holder of Series B-1 common stock (3) To be elected solely by the holder of Series B-2 common stock (4) To be elected solely by the holder of Series B-3 common stock

Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  Exhibit Index

          (b)     Reports on Form 8-K

                  1. Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 19, 1999, regarding the entering into of a five-year equipment purchase agreement, dated December 18, 1998, with Hughes Network Systems (Items 5 and
                  7).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TELIGENT, INC.
                                  (Registrant)


Date:  August 13, 1999                    By: /s/Abraham L. Morris
                                                 -----------------
                                                 Abraham L. Morris
                                                 Senior Vice President, Chief
                                                 Financial Officer and
                                                 Treasurer (Principal
                                                 Financial Officer)



Date:  August 13, 1999                     By: /s/Cindy L. Tallent
                                                  ----------------
                                                  Cindy L. Tallent
                                                  Senior Vice President and
                                                  Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description of Exhibit


27                        Financial Data Schedule for the six months ended
                          June 30, 1999

99.1                      Press release of Teligent, Inc. dated August 12, 1999