Form 10-Q
period 1999-09-30
TELIGENT INC
filed 1999-11-12
CIK 1047021

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999.

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

         The number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1999 was as follows:

                   Common Stock, Class A              9,685,232
                   Common Stock, Class B             44,426,299

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           As of September 30, 1999 (unaudited) and December 31, 1998         3

         Unaudited Condensed Consolidated  Statements of Operations for
           the three and nine months ended September 30, 1999 and 1998        4

         Unaudited Condensed Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 1999  and 1998             5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           16

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           17

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  1999                 1998
                                             --------------       -------------
                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                    $ 227,465            $ 416,247
    Accounts receivable, net                         9,317                1,191
    Prepaid expenses and other current assets       15,524                6,964
    Restricted cash and investments                 38,200               32,184
                                             --------------        -------------
         Total current assets                      290,506              456,586

Property and equipment, net of accumulated
  depreciation of $43,209 and $16,544,
  respectively                                     291,791              180,726
Restricted cash and investments                     16,754               33,117
Intangible assets, net of accumulated
  amortization of $13,090 and $6,776,
  respectively                                      95,166               83,857
Other assets                                         7,399                9,148
                                             --------------        -------------
         Total assets                            $ 701,616            $ 763,434
                                             ==============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                             $ 155,640            $ 135,158
    Accrued interest and other                      43,174               19,020
                                             --------------        -------------
         Total current liabilities                 198,814              154,178

Long-term debt                                     800,287              576,058
Other noncurrent liabilities                         2,897                2,145

Stockholders' equity (deficit):
    Common stock                                       542                  526
    Additional paid-in capital                     507,459              463,685
    Accumulated deficit                           (808,383)            (433,158)
                                             --------------        -------------
         Total stockholders' equity (deficit)     (300,382)              31,053
                                             --------------        -------------
         Total liabilities and stockholders'
           equity (deficit)                      $ 701,616            $ 763,434
                                             ==============        =============

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                    --------------------- ---------------------
                                       1999       1998       1999       1998
                                    ---------- ---------- ---------- ----------

Revenues:
  Communications services           $  10,320   $    240  $  15,805  $     480

Costs and expenses:
  Cost of services                     57,123     24,657    135,373     49,945
  Sales, general and administrative    56,545     32,399    151,779     75,311
  Stock-based and other noncash
    compensation                        7,830      7,998     23,631     24,141
  Depreciation and amortization        12,821      3,389     30,304      7,042
                                    ---------- ---------- ---------- ----------
     Total costs and expenses         134,319     68,443    341,087    156,439
                                    ---------- ---------- ---------- ----------

     Loss from operations            (123,999)   (68,203)  (325,282)  (155,959)

Interest and other income               4,607      8,971     13,980     27,029
Interest expense                      (24,248)   (19,314)   (63,923)   (47,310)
                                    ---------- ---------- ---------- ----------

Net loss                            $(143,640)  $(78,546) $(375,225) $(176,240)
                                    ========== ========== ========== ==========
Basic and diluted net loss per
  share                             $   (2.66)  $  (1.49) $   (7.06) $   (3.35)
                                    ========== ========== ========== ==========

Weighted average Class A and Class B
  common shares outstanding         54,013,338 52,593,191 53,177,175 52,589,921
                                    ========== ========== ========== ==========


            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                       Nine months ended
                                                         September 30,
                                                 ------------------------------
                                                      1999             1998
                                                 -------------    -------------
Cash flows from operating activities:
  Net loss                                         $ (375,225)      $ (176,240)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                     30,304            7,042
     Accretion of senior discount notes and other
       amortization                                    27,196           19,185
     Stock-based and other noncash compensation        23,631           24,141
     Other                                               (496)            (288)
     Changes in current assets and current
       liabilities, net of acquisitions:
        Accounts receivable                            (7,104)            (252)
        Prepaid expenses and other current assets      (8,409)            (161)
        Accounts payable                              (20,133)          19,465
        Accrued interest and other                     22,934           23,986
                                                 -------------    -------------
           Net cash used in operating activities     (307,302)         (83,122)
                                                 -------------    -------------

Cash flows from investing activities:
  Purchase of property and equipment                  (98,773)         (69,059)
  Restricted cash and investments                      10,347           13,481
  Cash paid for acquisitions, net of
    cash acquired                                      (2,498)               -
  Other investing activities                              142                -
                                                 -------------    -------------
           Net cash used in investing activities      (90,782)         (55,578)
                                                 -------------    -------------

Cash flows from financing activities:
  Borrowings of long-term debt                        200,000          250,703
  Proceeds from exercise of common stock options        9,991              113
  Debt financing costs                                   (689)         (27,539)
                                                 -------------    -------------
           Net cash provided by
             financing activities                     209,302          223,277
                                                 -------------    -------------

Net (decrease) increase in cash and equivalents      (188,782)          84,577

Cash and cash equivalents, beginning of period        416,247          424,901
                                                 -------------    -------------
Cash and cash equivalents, end of period            $ 227,465        $ 509,478
                                                 =============    =============


            See notes to condensed consolidated financial statements

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         ---------------------

         The Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") has prepared the unaudited condensed consolidated financial statements included herein. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the SEC. The results of operations for the three months and nine months ending September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

3.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         INVESTING ACTIVITIES

         During the nine months ended September 30, 1999 and 1998, the Company incurred capital expenditures of $137.7 million and $111.1 million, respectively, of which $38.9 million and $42.1 million, respectively, was accrued and unpaid, and is not reflected in the accompanying condensed consolidated statements of cash flows.

                                 TELIGENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       OTHER TRANSACTIONS

         During the third quarter of 1999, the Company acquired two communications companies (the "Transactions"). The purchase price of the Transactions consisted of 230,627 shares of the Company's Class A common stock, par value $.01 ("Class A Common Stock") valued at $13.2 million, cash payments totaling $2.6 million and earnout provisions which could result in the issuance of up to an additional 285,562 shares of common stock over the next three years, if certain revenue and other benchmarks are achieved. The Transactions were accounted for as purchases, with the majority of the purchase price being assigned to goodwill, which will be amortized over 5 years.

5.       LONG-TERM DEBT

         On July 2, 1998, the Company entered into a credit agreement with certain lenders (the "Bank Credit Agreement"), providing for facilities up to an aggregate of $800 million (the "Credit Facility"). As of September 30, 1999, we had a $200 million outstanding loan balance under the Credit Facility, which incurs interest based on a floating rate tied to the prevailing London Interbank Offered Rate ("LIBOR") or an alternative base rate, and adjusts based on the attainment of certain key revenue and leverage benchmarks.

6.       SUBSEQUENT EVENT

         The Company entered into a stock purchase agreement, dated as of November 4, 1999, to issue 500,000 shares of its Series A Convertible Preferred Stock, liquidation preference $1,000 per share, par value $.01, (the "Preferred Stock"), to an investor group led by Microsoft Corporation ("Microsoft") and Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), for gross proceeds of $500 million (the "Preferred Stock Transaction"). Other investors include Chase Capital Partners, DB Capital Partners and Olympus Partners (collectively with Microsoft and Hicks Muse, the "Purchasers").

         The Preferred Stock has an annual dividend rate of 7 3/4% payable quarterly. Dividends must be paid in additional shares of Preferred Stock for the first five years following the closing of the Preferred Stock Transaction, and may be paid in either cash or additional shares of Preferred Stock, at the option of the Company, thereafter. The Preferred Stock is convertible into Class A Common Stock by the Purchasers at any time, but may be called by the Company after five years and, if still outstanding, must be redeemed in 2014.

         The closing of the Preferred Stock Transaction is subject to expiration or other termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and satisfaction of other customary closing conditions. The Preferred Stock Transaction is expected to close during the fourth quarter of 1999.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------- ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

    EXCEPT FOR ANY HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND SHOULD BE READ IN CONJUNCTION WITH OUR 1998 ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDING, WITHOUT LIMITATION, ECONOMIC, KEY EMPLOYEE, VENDOR, COMPETITIVE, GOVERNMENTAL, REGULATORY AND TECHNOLOGICAL FACTORS AFFECTING OUR GROWTH, OPERATIONS, MARKETS, PRODUCTS, SERVICES, LICENSES AND OTHER FACTORS DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, PROSPECTIVE INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

    THE FORWARD-LOOKING STATEMENTS ARE INCLUDED IN, WITHOUT LIMITATION, "OVERVIEW", "RESULTS OF OPERATIONS" AND "LIQUIDITY AND CAPITAL RESOURCES." IN THE PREPARATION OF OUR FINANCIAL STATEMENTS, WE ALSO MAKE VARIOUS ESTIMATES AND ASSUMPTIONS THAT ARE FORWARD-LOOKING STATEMENTS.

    IN THIS QUARTERLY REPORT ON FORM 10-Q, WE REFER TO TELIGENT, INC., A DELAWARE CORPORATION, AS "TELIGENT," THE "COMPANY," "WE," "US," AND "OUR." WHERE APPLICABLE, SUCH REFERENCES REFER TO TELIGENT'S LIMITED LIABILITY COMPANY PREDECESSOR.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE ATTACHED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998, INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K.

OVERVIEW
--------

     Teligent offers small and medium-sized business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(TM) local networks. Our SmartWave(TM) local networks integrate point-to-point and point-to-multipoint wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(TM) local networks in 34 of the nation's largest markets, comprising more than 522 cities and towns with a combined population of more than 93 million.

    Our losses, as well as our negative operating cash flow, have been significant to date, and we expect both to continue until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our markets, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity without significantly increasing related capital expenditures, costs of building access rights and other operating costs. We expect that throughout the remainder of 1999, operating and net losses and negative operating cash flow will increase over 1998 as we complete our first full year of providing commercial service. Our ability to generate positive cash flow will depend in part on the extent of capital expenditures in current and new markets, competition in our current market areas and any potential adverse regulatory developments. Various financing sources will be required to fund our growth as well as cover our expected losses from operations. There can be no assurance that such funding will be available, or available on terms acceptable to us. See "Liquidity and Capital Resources."

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

    o Assessment -- analyze our Year 2000 exposure based on available information and determine risks to Teligent's business continuity. Risk is a factor of the likelihood of Year 2000 problems occurring and the impact of such occurrences on Teligent;

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

    Based on our efforts to date, Teligent believes its mission-critical operations are "Year 2000 ready." Our efforts have included the deployment of specific Year 2000 ready systems, applications or services, or the development of alternative business processes designed to ensure that mission-critical operations satisfy our Year 2000 readiness criteria. Given the continued growth and complexity of Teligent's network, our efforts will continue through and beyond the end of 1999, including additional testing, monitoring, and planning. Teligent continues to rely on representations by third parties relating to the Year 2000 readiness of their products. Teligent issues a detailed status report relating to its progress which is made available to customers and others through its web site -- http://www.teligent.com.

    Generally, we contractually require our key vendors and suppliers to guarantee in writing that they are Year 2000 ready. The majority of our mission-critical systems have been acquired from third party vendors. We have identified certain key vendors and contacted those vendors to discuss the readiness of their respective products. These discussions are ongoing. In the event that a vendor or supplier is not able to provide satisfactory Year 2000 assurances, we will monitor the vendor's progress in this area and, if appropriate, may arrange to have available an alternate vendor or supplier who can give such assurances. Similar to other telecommunications providers, our products and services are also dependent upon other service and telecommunications providers. With respect to those providers with which our systems interface and exchange data, we are continuing discussions regarding their Year 2000 readiness.

    We have not determined the exact total costs and expenses we expect to incur relating to preparation of our systems for the Year 2000. The principal cost identified to date is our retention of external consultants together with the cost of internal resources, both dedicated to Year 2000 program management, inventory, and assessment efforts, which costs are estimated to be less than $5 million. Based on current assessments and compliance plans, we do not expect that the Year 2000 issue, including the cost of making our mission critical systems and applications Year 2000 ready, will have a material adverse effect on our business operations, consolidated financial condition, cash flows and results of operations.

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

    Our contingency plans include the creation of teams that will be prepared to respond immediately and as necessary to critical Year 2000 problems as soon as they become known. The composition of teams that are assigned to deal with such problems will vary according to the nature, significance, and location of the problem. We are also developing our plans with respect to possible occurrences immediately before, during and after the millennium transition.

RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS
--------------------------------------------------------------------------------
ENDED SEPTEMBER 30, 1998
------------------------

    We generated revenue from providing communications and related services of $10.3 million and $15.8 million for the three and nine months ended September 30, 1999, respectively, compared to $240,000 and $480,000 for the corresponding periods in 1998. The increases in revenues are reflective of, among other things, the growth in our customer base, continued expansion into new markets during 1999 and revenue attributable to the Transactions. We provide dedicated Internet services, among other services, over our digital networks. Revenues from one Internet service customer represented $1.5 million, or approximately 14%, of our revenues for the quarter ended September 30, 1999.

    Cost of services, consisting primarily of personnel-related costs, telecommunications expenses and site rent and site acquisition expenses related to network operations, was $57.1 million and $135.4 million for the three and nine months ended September 30, 1999, respectively, compared to $24.7 million and $49.9 million for the corresponding periods in 1998. These increases reflect the growth and development of our network operations and the increased number of employees from 1998 to 1999. We expect that our cost of services will continue to increase in accordance with our growth strategy.

    Sales, general and administrative expenses were $56.5 million and $151.8 million for the three and nine months ended September 30, 1999, respectively, compared to $32.4 million and $75.3 million for the corresponding periods in 1998. These increases are due to increased personnel-related costs related to the increase in revenue growth and our increased number of employees required to drive our future growth. Increased marketing and advertising expenses also contributed to these increases.

    Depreciation and amortization expense was $12.8 million and $30.3 million for the three and nine months ended September 30, 1999, respectively, compared to $3.4 million and $7.0 million for the corresponding periods in 1998. These increases are due to higher capital expenditures related to the growth and development of our network operations and the amortization of goodwill associated with the Transactions. We expect depreciation expense to increase in future quarters as we implement our growth strategy.

    Interest and other income was $4.6 million and $14.0 million for the three and nine months ended September 30, 1999, respectively, compared to $9.0 million and $27.0 million for the corresponding periods in 1998. These decreases are due to lower average cash and cash equivalent balances in 1999 as a result of the increased cost of operations.

    Interest expense was $24.2 million and $63.9 million for the three and nine months ended September 30, 1999, respectively, compared to $19.3 million and $47.3 million for the corresponding periods in 1998. These increases are due to higher long-term debt balances resulting from borrowings made against the Credit Facility during 1999, the amortization of credit facility fees and interest incurred on the 11 1/2% Series B Discount Notes due 2008, issued in February 1998.

    We expect to generate significant operating and net losses for the next several years.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

SHELF REGISTRATION STATEMENT
----------------------------

    We filed a Universal Shelf Registration Statement with the SEC on July 11, 1999, which was declared effective on July 22, 1999 (the "Registration Statement"), to raise up to $1 billion by offering securities that may be comprised of any combination of common stock, preferred stock, debt securities or depositary shares. The Registration Statement permits us to periodically offer such securities in amounts, prices, and terms to be determined when the securities are issued.

    We plan to use the net proceeds of any offering of these securities for working capital, capital expenditures, operating losses and other general corporate purposes in connection with the implementation of our business plan, including acquisitions. Two million shares of Class A Common Stock registered under the Registration Statement may be offered by a selling shareholder. We will not receive any proceeds from the sale of Class A Common Stock that may be offered by the selling shareholder.

CREDIT FACILITY
---------------

    On July 2, 1998, we entered into the Bank Credit Agreement providing for credit facilities up to an aggregate of $800 million. The Credit Facility will primarily be used for the purchase of telecommunications equipment, software and services and is also available for working capital and general corporate purposes. Availability of funds under the Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. As of September 30, 1999, we had a $200 million outstanding loan balance under the Credit Facility, which incurs interest at a floating rate tied to LIBOR or an alternative base rate. We may make additional draw-downs if required later in the year.

HISTORICAL CASH FLOWS
---------------------

    At September 30, 1999, we had working capital of $91.7 million that includes unrestricted cash and cash equivalents of $227.5 million, compared to working capital of $302.4 million and cash of $416.2 million at December 31, 1998. The decrease in working capital is primarily a result of lower cash and cash equivalent levels and an increase in accounts payable to vendors as we implement our growth strategy. We will need a significant amount of cash to build our networks, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand, together with the Credit Facility and proceeds anticipated to be received from the issuance of the Preferred Stock, will provide sufficient funds to carry out our current business plan into the year 2001, our management continually evaluates potential financing options. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the Credit Facility, financing under the Registration Statement, financing from the issuance of the Preferred Stock and potential additional financings. However, there can be no assurance that we will be able to obtain additional financing, or financing on terms acceptable to us.

    Our total assets decreased from $763.4 million at December 31, 1998 to $701.6 million at September 30, 1999, as lower cash and cash equivalent balances were partially offset by higher property and equipment balances. Property and equipment, net of accumulated depreciation, was $291.8 million at September 30, 1999 compared to $180.7 million at December 31, 1998. This increase was due to capital expenditures related to the growth and development of our network operations.

    We used cash in operations of $307.3 million for the nine months ended September 30, 1999, due primarily to the operating loss for the period, which was partially offset by depreciation and amortization, stock based and other noncash compensation, and other charges. For the same period in 1998, we used cash in operations of $83.1 million, due primarily to the operating loss for the period offset primarily by stock-based and other noncash compensation.

    We used cash in investing activities of $90.8 million for the nine months ended September 30, 1999 relating primarily to the purchase of property and equipment compared to $55.6 million for the same period in 1998.

    Cash flows provided by financing activities for the nine months ended September 30, 1999 were $209.3 million, consisting primarily of proceeds from a $200 million draw-down of the Credit Facility in the second quarter of 1999 and the exercise of Class A Common Stock options. For the same period in 1998, cash flows from financing activities were $223.3 million consisting primarily of net proceeds from the offering of the 11 1/2% Series B Discount Notes due 2008, after costs of $7.6 million.

RECENT DEVELOPMENTS
-------------------

AGREEMENT TO ISSUE CONVERTIBLE PREFERRED STOCK
----------------------------------------------

    The Company entered into a stock purchase agreement, dated as of November 4, 1999, to issue 500,000 shares of Preferred Stock to an investor group led by Microsoft and Hicks Muse for gross proceeds of $500 million. Other investors include Chase Capital Partners, DB Capital Partners and Olympus Partners.

    The Preferred Stock has an annual dividend rate of 7 3/4% payable quarterly. Dividends must be paid in additional shares of Preferred Stock for the first five years following the closing of the Preferred Stock Transaction, and may be paid in either cash or additional shares of Preferred Stock, at the option of the Company, thereafter. The Preferred Stock is convertible into Class A Common Stock by the Purchasers at any time, but may be called by the Company after five years and, if still outstanding, must be redeemed in 2014. The holders of the Preferred Stock will have voting rights equal to the rights held by holders of Class A Common Stock. In addition, Hicks Muse will be entitled to nominate a member to the Company's Board of Directors upon the closing of the Preferred Stock Transaction.

    The closing of the Preferred Stock Transaction is subject to expiration or other termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and satisfaction of other customary closing conditions. The Preferred Stock Transaction is expected to close during the fourth quarter of 1999.

ACQUISITION OF THE ASSOCIATED GROUP, INC.
-----------------------------------------

    On June 1, 1999, Liberty Media Corporation ("Liberty Media") and The Associated Group, Inc. ("Associated") announced that they had signed a definitive merger agreement pursuant to which Liberty Media will acquire Associated in a stock-for-stock merger (the "Associated Acquisition"). Liberty Media, which holds most of the assets included in the Liberty Media Group, is an indirect wholly owned subsidiary of AT&T Corp. ("AT&T"); however, the assets and businesses of Liberty Media Group are operated by its current management, which is different from that of AT&T.

    Upon completion of the Associated Acquisition, Liberty Media would acquire through its ownership of Associated, Associated's interest in Teligent, representing approximately 41% (as of September 1, 1999) of the total issued and outstanding shares of Teligent common stock as of September 1, 1999. Upon consummation of the Associated Acquisition, Telcom DTS Investors, L.L.C. ("Telcom"), the owner of all of the Series B-2 common stock, would, depending upon Telcom's level of stock ownership and control of Telcom by certain individuals at that time, have the right pursuant to an agreement with Associated to require Associated to convert all of its Series B-1 common stock into Class A Common Stock and to cause that number of the Series B-1 Directors designated by Associated to resign from Teligent's board of directors so that the Series B-1 Directors will no longer constitute a majority of the Teligent directors. Associated has further agreed with Telcom that if Associated is required to convert its Series B-1 common stock, then it will cause its designees on Teligent's board of directors to cause Teligent's board of directors to convene a meeting of Teligent's stockholders.

    An agreement entered into in connection with the Associated Acquisition provides that, immediately prior to the effective date of the Associated Acquisition, Associated will replace two of the existing Series B-1 Directors with designees of Liberty Media. In addition, Associated has indicated that, upon consummation of the Associated Acquisition, at least one of the then remaining Series B-1 Directors will resign.

    However, upon a conversion of all of the Series B-1 common stock into Class A Common Stock, there will be no shares of Series B-1 common stock outstanding. As a result, if all of the Series B-1 shares are so converted, on a going forward basis, neither Associated nor Liberty will have the special right currently held by Associated under Teligent's certificate of incorporation to elect directors of Teligent (except for the right to vote generally for Teligent directors together with other holders of Class A Common Stock).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

    We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility. At September 30, 1999, we had an outstanding loan balance of $200 million under the Credit Facility, which incurs interest at a floating rate tied to a LIBOR or an alternate base rate. The outstanding balance under the Credit Facility represents approximately 25% of our outstanding long-term debt.

    Changes in interest rates do not have a direct impact on interest expense relating to our remaining fixed rate long-term debt, although the fair market value of our fixed rate debt is sensitive to changes in interest rates. If market rates declined, our interest payments could exceed those based on the current market rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes, but may do so in the future.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

    During the third quarter, the Company issued an aggregate of 230,627 shares of Class A Common Stock in connection with the Transactions. Such shares were issued to various individuals in exchange for the outstanding capital shares of the target companies. In addition, the Company may issue an additional 285,562 shares in the aggregate to the same group of individuals over the next three years pursuant to earnout provisions to which such individuals are entitled if certain revenue and other benchmarks are achieved. All shares of Class A Common Stock issued in the Transactions were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. These sales were made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the assets and liabilities of the acquired companies.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

(27)     Teligent, Inc. Financial Data Schedule
(99.1)   Teligent, Inc. Press Release dated November 5, 1999
(99.2)   Teligent, Inc. Press Release dated November 9, 1999

          (B)     REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TELIGENT, INC.
                                  (Registrant)

DATE:  November 12, 1999          BY: /S/  Abraham L. Morris
                                      -----------------------------------------
                                      Abraham L. Morris
                                      Senior Vice President, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial Officer)

DATE:  November 12, 1999          BY: /S/  Cindy L. Tallent
                                      -----------------------------------------
                                      Cindy L. Tallent
                                      Senior Vice President and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION OF EXHIBIT
-----------        ----------------------
    27             Financial Data Schedule for the nine months ended
                     September 30, 1999.

    99.1           Press release of Teligent, Inc. dated November 5, 1999

    99.2           Press release of Teligent, Inc. dated November 9, 1999.