Form 10-K
period 1999-12-31
TELIGENT INC
filed 2000-03-22
CIK 1047021

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                       Commission File Number 000-23387

                                TELIGENT, INC.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              54-1866562
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

          8065 Leesburg Pike                            22182
               Suite 400                             (Zip Code)
           Vienna, Virginia
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (703) 762-5100

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        11 1/2 % Senior Notes due 2007
                    11 1/2 % Senior Discount Notes due 2008
                Common Stock, Class A, par value $.01 per share

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,008 million on March 14, 2000, based on the closing sales price of the registrant's Class A Common Stock as reported on The Nasdaq Stock Market as of such date.

  The number of shares outstanding of each of the registrant's classes of common stock as of March 14, 2000 was as follows:

                       Common Stock, Class A 32,781,419
                       Common Stock, Class B 22,260,610

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business                                                            3
 Item 2.  Properties                                                         13
 Item 3.  Legal Proceedings                                                  13
 Item 4.  Submission of Matters to a Vote of Security Holders                13

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            14
 Item 6.  Selected Financial Data                                            16
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk         23
 Item 8.  Financial Statements and Supplementary Data                        23
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant                 24
 Item 11. Executive Compensation                                             24
 Item 12. Security Ownership of Certain Beneficial Owners and Management     24
 Item 13. Certain Relationships and Related Transactions                     24

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    25

 Signatures                                                                  27
 Index to Financial Statements                                              F-1

  Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors. The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation: (1) the Company's ability to meet its existing debt service obligations and the availability of additional funds to pursue the Company's business plan; (2) the Company's pace of entry into new domestic and international market areas and the ability to secure building access; (3) the Company's success in obtaining spectrum licenses in international markets and the ability of the Company to negotiate definitive agreements with its international joint venture partners; (4) the time and expense required to build the Company's planned network; (5) the Company's ability to integrate and maintain internal management, technical information and accounting systems; (6) the Company's ability to hire and retain qualified personnel to operate its business; (7) the impact of changes in telecommunication laws and regulations; (8) the Company's success in gaining regulatory approval for its products and services, when required; (9) the Company's ability to successfully interconnect with the incumbent carriers; (10) the timely supply of necessary equipment; (11) the Company's ability to adjust to rapid changes in technology and to prevent misappropriation of its technology; (12) the intensity of competition; and (13) general economic conditions.

  Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                    PART I

  In this Annual Report on Form 10-K, we will refer to Teligent, Inc., a Delaware corporation, and, as appropriate, its subsidiaries, as "Teligent," "the Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.

ITEM 1. BUSINESS

Teligent

  We are a full-service, facilities-based communications company. We offer small and medium-sized business customers local and long distance telephony, high-speed data and Internet access services over our digital SmartWave(TM) local networks. Our SmartWave(TM) local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology. Our digital wireless technology provides many of the advantages of fiber and can transport information within the network at up to 155 Megabits per second, or Mbps, also known as OC-3 speed, via a point-to-point radio. We believe this technology addresses the growing marketplace demand for the delivery of broadband applications and services. This demand results in part from the increased acceptance and reliance on the Internet by business users as well as the emergence of bandwidth intensive applications such as electronic commerce, streaming audio and video and large data file transfers.

  We believe we are well positioned to capture revenues in the rapidly growing, approximately $150 billion domestic business local exchange, long distance, Internet, and data communications markets. Incumbent local exchange carriers, or ILECs, whose networks are increasingly burdened by capacity constraints, have historically provided local exchange services. These capacity constraints are a result of increased data traffic and the inherent inefficiency of the ILECs' older, copper wire-based networks. The need for companies that can alleviate this local access bottleneck, coupled with changes in the regulatory environment intended to enhance competition, has created opportunities for providers of broadband access such as ourselves.

  We are currently offering commercial service using our SmartWave(TM) local networks in 40 major market areas that comprise more than 580 cities and towns with a combined population of more than 100 million. As of March 17, 2000, we offer our service in the following cities:

New York, NY                  Baltimore, MD                   San Antonio, TX
Los Angeles, CA               Phoenix, AZ                     Indianapolis, IN
Chicago, IL                   Seattle, WA                     Orlando, FL
Philadelphia, PA              Denver, CO                      New Orleans, LA
Detroit, MI                   Miami-Fort Lauderdale, FL       Hartford, CT
Dallas-Fort Worth, TX         Tampa, FL                       Nashville, TN
Houston, TX                   Cleveland, OH                   Jacksonville, FL
Washington, DC                Portland, OR                    West Palm Beach, FL
San Francisco-Oakland, CA     San Jose, CA                    Austin, TX
Boston, MA                    Cincinnati, OH                  Charlotte, NC
Atlanta, GA                   Kansas City, MO                 Richmond, VA
San Diego, CA                 Sacramento, CA                  Raleigh, NC
Minneapolis-St. Paul, MN      Milwaukee, WI                   Wilmington, DE
St. Louis, MO

Our Network

  We deploy our SmartWave(TM) local networks, made up of advanced fixed wireless as well as traditional wireline networks, to provide last mile customer connection in the majority of major market areas in the United States. Our network carries traffic using various transport protocols, including the Asynchronous Transfer Mode, or ATM, protocol, a digital cell-based transport protocol that can carry Internet Protocol, or IP, data traffic and voice traffic. We believe that having these types of digital, integrated networks allow us to offer robust, high-speed data and Internet solutions, in addition to local and long distance voice, across a broad service area, accommodate new customers quickly, and expand our customer base.

  We use a combination of fixed wireless and wireline facilities to connect the voice switching and data routing center to the base stations distributed throughout the market area. Our base stations transmit to, and receive signals from, equipment at customer premises. In the case of our fixed wireless customers, the customer premises equipment includes two components: (i) a small digital microwave antenna installed generally on the roof of the customer's building and (ii) indoor equipment installed within the building which is connected to the internal building wiring. The antenna communicates with a Teligent base station by a microwave signal. Our base stations have coverage areas of up to 30 square miles, depending on a number of factors such as power levels used, customer density, local weather environment and network design. We provide services to our wireline customers by using T-1 or higher capacity lines installed at our customer's premises. We lease these T-1 or higher capacity lines from other carriers.

  Our broadband switching centers house traditional circuit-based systems as well as packet-based routers and data switches. These switching systems are engineered to interconnect customer locations the customer may have within the Teligent network. Our customer premises equipment is shared among all customers in the building. Similarly, equipment at each node site is shared among all customer premises equipment served by that node.

Our Service Offerings

  We offer an integrated package of services, including local and long distance services (domestic and international) as well as Internet services, broadband access, voice mail, conference calling, call forwarding and other advanced communications services.

  Local Phone Services. We provide our customers a wide range of local phone services. These services include basic local services, access to long distance and intra-local access and transport area, or LATA, switched and dedicated lines, direct inward dialing, Digital Private Branch Exchange, Premium Rate Interface, voice mail and custom calling services.

  Long Distance. We offer long distance services, which we seek to sell to customers as part of a product bundle, through agreements with national long distance companies. These long distance services include domestic intrastate, interstate and international calling, toll-free services (800, 888, 877), calling card, and conference calling and other enhanced services. When our coverage area spans multiple LATAs, we use our own facilities to provide inter-LATA long distance service.

  Internet and Data Services. Using the high bandwidth capacity of our SmartWave(TM) local networks, which allows large volumes of information to be transmitted at high speeds, we offer transport for Internet services from our customer's premise to the Internet through Teligent's central office in each city in which we offer services. Current Internet services that we offer on our own facilities include Domain Name Serving, or DNS, e-mail, basic web hosting and transit facilities. We also offer dedicated private line services, providing local dedicated data access circuits as well as the long distance portion of those circuits. These links are used to connect offices for file sharing, e-mail and workgroup applications.

Our Spectrum Licenses

  Through our wholly-owned licensed subsidiaries, we hold 24 GHz fixed wireless digital message service, or DEMS, licenses granted by the Federal Communications Commission, or FCC. Our DEMS licenses cover 74 major market areas, comprising more than 750 municipalities in the United States, including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the United States, and at least 80 MHz of spectrum in 47 other major market areas. These licenses, which were previously granted for operations only in the 18 GHz band, were not subject to grant by auction. The majority of the 24 GHz licenses were either transferred or assigned to Teligent pursuant to FCC authority. Teligent, through certain of its subsidiaries, also holds common carrier microwave licenses at other frequencies for use in its business.

  Teligent is seeking to become a provider of fixed wireless services internationally and has been granted, or the joint ventures to which we are a party have been granted, spectrum licenses in Germany, Hong Kong, Argentina and Spain. We have also submitted, through a joint venture, an application for spectrum licenses in France and are participating in a spectrum auction in Austria. Additionally, Teligent intends to apply or bid for other international rights. See "Teligent International" below.

Our Business Strategy

  Our goal is to be a full-service, premier facilities-based communications provider to small and medium-sized businesses. Our strategy is as follows:

  Rapid deployment of local broadband networks to alleviate the last mile local bottleneck . We build high-bandwidth local networks that integrate data and voice signals on a single, digital platform. We are able to quickly establish service in our market areas because our wireless equipment can be deployed more rapidly than wireline networks. Additionally, our customer premises equipment may be shared among all customers in a building and equipment at each node site is shared among all customer premises equipment served by that node.

  Target small and medium-sized business. We focus our marketing efforts on small and medium-sized businesses with up to 700 telephone lines. We target these customers through direct sales efforts, partnership marketing, targeted advertising, promotional efforts and other indirect sales channels. We may also, from time to time, selectively pursue sales opportunities with larger businesses.

  Focus on the local, data and Internet markets. We are deploying the most current digital technologies available (such as ATM and IP equipment) to meet the growth opportunities in the local, data and Internet markets. We intend to build on the capabilities of our all-digital networks to create a premier suite of local, data and Internet service offerings for our customers. We currently offer on our own facilities DNS, e-mail, basic web hosting and transit facilities. New service offerings may include advanced Web and application hosting products, virtual private networks and business-to-business e-commerce. See "Internet and Data Initiatives" below.

  Continue to build infrastructure to support growth. We are focused on continuing to build our infrastructure, including people, processes and back office systems, to compete successfully in our market areas. Consequently, we have implemented programs to attract and retain highly qualified personnel and have streamlined processes to ensure an optimal customer experience. We have installed an integrated systems architecture to support rapid growth in the business.

  Develop brand awareness and deliver high quality customer servce. We seek to provide high quality and reliable communications services and highly responsive customer support at competitive prices. We continue to market ourselves through a national print, radio and display campaign. We also distinguish ourselves through high quality service that is responsive to our customers' needs.

  Expand internationally. We are actively pursuing opportunities in countries where we and our partners have been awarded fixed wireless licenses. We continue to evaluate additional opportunities or seek licenses in countries where radio spectrum is becoming available for non-government use for the first time and where we believe that our broadband integrated technology would provide a viable economic alternative. We believe that our fixed wireless expertise will give us an advantage when entering international market areas. See "Teligent International" below.

Internet and Data Initiatives

  The market for Internet and data services is growing rapidly. High bandwidth applications such as electronic commerce and streaming audio and video will drive this growth. For example, International Data Corporation predicts that worldwide Internet commerce will grow from approximately $50 billion in 1998 to over $1.3 trillion in 2003. We are positioning ourselves to take full advantage of this opportunity by providing an end-to-end broadband solution for our small and medium-sized business customers. Since we provide the connection to our end user for the last mile, we can configure the network to support broadband technology from the customer premise directly to the Internet. We currently offer a variety of Internet services as a complement to our broadband access. We plan to extend our capabilities to include advanced Web and application hosting products, virtual private networks and business-to-business e-commerce. We believe that developing a broader array of communications service offerings will allow us to more easily attract and retain customers as well as increase our average revenue per customer.

 Internet Infrastructure

  We are establishing the infrastructure required to offer our own Internet service provider, or ISP, service and migrating customers to that service. We have completed a new data center in Washington, DC and nearing completion of construction of a data center in Chicago, are constructing an additional data center in Northern California and are carrying Internet traffic through our ISP facilities in all of our market areas. Our data centers provide our entry points to the Internet and allow us to provide our customers with DNS, e-mail and basic web hosting services directly through our servers. We believe that providing our own ISP service to our customers will elicit the following benefits for us:

  Data and Internet sales. Demand for bandwidth in our target market is higher than we originally anticipated with a significant number of customers purchasing service at T-1 capacity. For our customers that are taking dedicated access at lower speeds, such as 128 or 256 kilobits per second, the flexibility of our network allows us to migrate them to significantly higher speeds as their needs grow.

  Tailored product offering. We believe it will be critical to respond to changing customer needs with customized applications delivered in a timely manner. Through direct control of our own ISP services, we expect we will be well positioned to respond quickly to the changing and disparate requirements of our customer base. In addition, with our own facilities-based ISP, we are free to develop, partner, or acquire state-of-the-art, customized services that might not be available to us on a wholesale basis.

  Better margins and return on capital. We believe we can realize substantially higher gross margins and operating leverage with Internet services provided over our own network. Because we already have the access, switching/routing, and transport infrastructure in place, adding the ISP functionality should improve network utilization which will increase our return on invested capital.

 SmartWave DSL(TM)

  As part of our Internet and data initiatives, we also offer SmartWave DSL(TM), a shared access service offering that is competitively priced for customers who do not need dedicated access. SmartWave DSL(TM) utilizes a Digital Subscriber Access Line Multiplexer, or DSLAM, in the customer building to deliver Internet access to the end user. The DSLAM equipment currently deployed allows us to deliver speeds up to 1.5 megabits per second to these customers. As our SmartWave DSL(TM) customers' needs grow, we can migrate them to dedicated access.

  SmartWave DSL(TM) offers the following advantages over Digital Subscriber Line, or DSL, services offered by ILECs and most other competitive local exchange carriers, or CLECs:

  No distance limitations. The speeds available to a given customer over copper lines depend on the distance from the ILEC's central office to the customer. If the distance from the central office to the customer is too far, DSL service cannot be delivered within commercial standards. Because our SmartWave DSL(TM) uses DSL technology only within the customer's building, typical copper-line distance limitations do not restrict us.

  Greater network control/Ease of upgrade. Some other service providers deploying DSL have no clear migration path for their customers when their needs outgrow a shared service. Our SmartWave(TM) network allows us to upgrade DSL customers to dedicated Internet service.

Sales and Marketing

  Sales and Marketing Overview. Our target market is small and medium-sized businesses. To develop the market potential of our network in the United States, we have organized our operations into three geographic regions. The extent of sales activity in each market area depends upon a number of factors including (1) number of license areas, (2) geographic size of license areas,
(3) customer density within licensed areas and (4) the competitive landscape.

  Sales Force. We seek to recruit salespeople with successful experience in competitive communications businesses, including individuals with backgrounds in competitive local exchange, competitive long distance, telecommunications equipment and data services. Our salespeople have performance incentives that tie a significant portion of their compensation to the actual revenue they produce. Salespeople receive performance incentives that encourage them to maximize penetration in buildings in which we have a lease. Our sales force is trained to sell our full product line of local, long distance, Internet and data services.

  Marketing. We supplement our direct sales force through various marketing plans, including direct mail, partnership marketing (in specific buildings or associated properties), targeted advertising and promotional efforts in our coverage areas. In addition, we use alternate or indirect channels of distribution, including a sales agent program and telemarketing.

Teligent International

  We have established international joint ventures with local partners through which we have acquired fixed wireless spectrum licenses and are in the process of building and operating wireless "last mile" connection facilities. We also continue to evaluate actively opportunities to acquire fixed wireless spectrum in other target countries, either through applications or auctions. The business communications market outside the United States was $312 billion in 1999, almost twice the size of the U.S. market, and we believe that this market is also growing rapidly. We believe that only approximately 1% of commercial buildings in Europe are directly connected to fiber facilities, whereas in the United States approximately 3-4% of commercial buildings are directly connected. In many Asian and South American countries, the existing local telecommunications infrastructure is obsolete and needs to be updated quickly. In these international market areas, the "last mile" connection often constitutes the biggest bandwidth bottleneck and therefore presents the best opportunity for the deployment of fixed wireless infrastructure. The speed of deployment of fixed wireless infrastructure also makes this technology an attractive means to provide Internet access to market areas.

  The following table shows the countries in which we have established partnerships, the approximate population coverage in each country, the spectrum bands licensed to each joint venture and our partners in those countries:

                    Approximate
                     Population
     Country          Coverage            Spectrum Band                Partners
     -------        ------------         ----------------         ------------------
     Germany        23.1 million         26 GHz & 3.5 GHz         Mannesmann Arcor
     Spain          39.1 million         26 GHz                   Jazztel, Abengoa
     Hong Kong       6.5 million         24-25 GHz                HKNet, CCT Telecom
     Argentina      16.4 million         24-25 GHz                Telcom Ventures

  In each of the countries listed above, we and/or our partners were awarded spectrum as a result of regulated application procedures, not auction. Build-out requirements, however, are included in the terms of such licenses.

  In addition, in France, we have formed a joint venture with LD Com and Artemis, and the joint venture submitted an application to the French telecommunications authority for fixed wireless spectrum licenses in the 24.5--26.5 GHz band. We are also participating in a spectrum auction in Austria. We are in the process of negotiating definitive agreements with respect to each of our established joint ventures.

International Strategy

  Target countries with positive economic and regulatory environments. We have identified target countries for potential expansion based on two major factors: economic environment and regulatory environment. We assess a country's economic environment on the basis of key drivers, including gross domestic product, per capita gross domestic product, inflation rate, interest rates, telecommunications spending and the size of the small to medium business market. We assess a country's regulatory environment based on the degree to which the market is open to competition and how strongly the relevant regulatory body supports new entrants.

  Acquire spectrum. Before constructing our networks in an international market area, it is necessary for us to acquire rights to use fixed wireless spectrum in such market area. We and/or our partners have been granted spectrum licenses in Germany, Hong Kong, Spain and Argentina and have submitted, or are preparing, applications to acquire licenses in a number of other countries. We expect that additional countries may either allocate or auction fixed wireless spectrum during 2000. We believe that our position as a leading provider of fixed wireless service in the U.S. will give us an advantage over other applicants that do not have experience in building and operating fixed wireless networks.

  Establish partnering relationships with local providers. We generally enter each target market by forming a joint venture with one or more local partners. We generally hold a minority interest in these joint ventures. We seek local partners because we believe that a local partner will help the joint venture obtain local regulatory approval, provide access to capital, hire experienced local management and acquire building access rights and local network assets, all of which will accelerate the build-out of the network in that country.

  Capitalize on our fixed wireless experience. We intend to enter new international market areas quickly and effectively by capitalizing on our experience in selecting switch and nodal sites, acquiring building access rights, network planning, systems integration, marketing and sales.

  Capitalize on the strengths of our local partners. We will look to capitalize on the local infrastructure, operational marketing, customer base and regulatory expertise of each of our local partners, which include Mannesmann Arcor, Jazztel, HKNet and CCT Telecom.

Key Vendors

  The majority of our network equipment, including switches, base stations and antennas, is currently provided by Nortel Networks, Inc., pursuant to a network products purchase agreement signed in December 1997. Although Nortel is our primary vendor and systems integrator, our strategy is to identify and use additional suppliers to ensure a high level of quality and reduce the cost of our equipment over time. In this regard, we entered into an equipment purchase definitive agreement dated December 18, 1998 with Hughes Network Systems. We expect the delivery of point to multi-point equipment in commercial quantities before the end of 2000 pursuant to the agreement with Hughes Network Systems. We continue to evaluate different suppliers and to test equipment manufactured by other suppliers.

Our Corporate History

  Teligent was formed in September 1997 as a wholly owned subsidiary of Teligent, L.L.C., a limited liability company formed in March 1996. Teligent, L.L.C. was formed by Microwave Services, Inc., or MSI, a subsidiary of Associated, and Digital Services Corporation, or DSC, an affiliate of Telcom Ventures, L.L.C., both of which had extensive experience in pioneering wireless communications businesses. In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T Corp., was named our Chairman of the Board and Chief Executive Officer. In October 1997, Teligent, L.L.C. acquired all of the stock of FirstMark Communications, Inc. for cash and a 5% member interest in Teligent, L.L.C. FirstMark held various fixed wireless licenses. On November 21, 1997, in connection with our initial public offering, Teligent, L.L.C. merged into Teligent. Prior to the merger, a wholly owned subsidiary of Nippon Telegraph and Telephone Corporation, or NTT, acquired a 5% interest in Teligent, L.L.C., and immediately after the merger acquired an additional 7.5% equity interest in Teligent. Pursuant to the merger, all of the ownership interests of Teligent, L.L.C. were exchanged for shares of Teligent Class B common stock, except for the ownership interest held by FirstMark which was exchanged for shares of Class A common stock.

  On January 14, 2000, Liberty Media Corporation acquired Associated. As a result, Liberty Media acquired Associated's beneficial ownership interest in Teligent, representing approximately 33.5% of the total issued and outstanding shares of our Class A common stock as of March 14, 2000, after giving effect to conversion of the 7 3/4% Series A convertible preferred stock. Liberty Media, which holds most of the assets included in the Liberty Media Group, is an indirect wholly owned subsidiary of AT&T; however, the management of Liberty Media Group is not controlled by AT&T.

Competition in the Telecommunications Industry

 Local Telecommunications Market

  Competition from ILECs. The local telecommunications market is intensely competitive for newer entrants and currently is dominated by the regional bell operating companies, known as RBOCs, and other ILECs. In each market area in which we are authorized to provide services, we compete or will compete with several other service providers and technologies, including cable. We compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs. The ILECs have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from outmoded regulations that still favor the ILECs over us in certain respects.

  The Telecommunications Act of 1996 reduced barriers to entry into new segments of the industry. We believe that the requirements of the Telecommunications Act promote greater competition and have helped provide opportunities for broader entrance into the local exchange markets. However, as ILECs face increased competition, regulatory decisions are starting to provide them with increased pricing flexibility, which in turn may result in increased price competition. Increased price competition may negatively impact Teligent.

  A number of companies, including the ILECs themselves, are developing enhancements to increase the performance of the ILECs' copper wire-based legacy networks. These generally consist of digital subscriber line products, such as ADSL and SDSL. We may not be able to compete effectively with these enhancements.

  Competition from Potential New 24 GHz and Other Fixed Wireless Companies. We face potential competition from other fixed wireless service providers, such as Winstar Communications, Inc. and NextLink Communications, Inc., as well as interexchange carriers, or IXCs, other CLECs and other leading telecommunications companies. Recently, the FCC proposed rules for the issuance of additional 24 GHz licenses for up to five 80 MHz channels in each market area (except for those market areas already licensed to Teligent.) See "Government Regulation." The FCC has proposed to make additional 24 GHz licenses available through an auction. Other entities having greater resources than we do could acquire these authorizations, when made available by the FCC. See "Government Regulation." Teligent is currently the only commercial licensee in the 24 GHz band. In 27 of the top 35 market areas in the United States, Teligent already holds 4 or 5 of the 5 channels that are available in each market within the band.

  We also face competition from entities that offer or are licensed to offer terrestrial fixed wireless services in other frequency bands, including Multichannel Multipoint Distribution Service, or MMDS, 28/31 GHz Local Multipoint Distribution Service, 39 GHz wireless communications systems, 2.8 GHz Wireless Communications Service, FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. On April 12, 2000, the FCC will commence an auction that will award additional 39 GHz fixed-wireless licenses, the outcome of which will likely increase the number of 39 GHz service providers in the United States. Teligent has submitted an application to participate in this auction. Some companies, such as TeraBeam Corporation, may seek to deploy fiberless optical technologies that rely on light waves such as laser beams to carry signals. Additionally, other companies have filed applications for global broadband satellite systems proposed to be used for broadband voice and data services. If developed, these systems could also present us with significant competition.

  Other Competitors. We also face local and long distance competition from AT&T, MCI WorldCom, Sprint, and other IXCs. We may face competition from electric utilities (several have secured the necessary authorizations to provide local telephone service and are in various stages of implementing their business plans), ILECs operating outside their current local service areas, and other providers. These entities provide transmission services using technologies that may enjoy a greater degree of market acceptance than our wireless broadband technology in the provision of last mile services. Moreover, the consolidation of telecommunications companies and the formation of business alliances within the telecommunications industry, which have accelerated as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors. We may not be able to compete effectively in any of our market areas.

 Long Distance Telecommunications Market

  The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, Sprint and MCI WorldCom, as well as other national and regional long distance carriers and resellers. Bell Atlantic, the first RBOC to receive in-region long distance authority, is now competing in the long distance market in the state of New York and Southwestern Bell Telephone Co. has sought similar FCC approval for the state of Texas. We believe that one or more other RBOCs may compete in the long distance telecommunications industry in certain states by year-end 2000. See "Government Regulation." ISPs also will compete in this market. We believe that the principal competitive factors affecting our market share will be pricing, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. Our ability to compete effectively will depend on maintaining high quality, market-driven services at prices generally perceived to be equal to or below those charged by our competitors. To maintain a competitive posture, we believe that we must be in a position to reduce prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect us. In addition, ILECs have been obtaining additional pricing flexibility for certain services. This may enable ILECs to give volume discounts to larger long distance customers, which also would put our long distance business at a disadvantage in competing with these providers.

 Internet Services

  Our Internet services face significant competition from other ISPs, as well as from other ILECs, CLECs and IXCs. There is a great deal of competition in the delivery of Internet service to small and medium-sized businesses, our target market. We believe our local networks provide a low-cost advantage in delivering Internet service. However, there can be no assurance that we can successfully compete with larger and more established companies that already provide Internet service or have resources to enter the market.

Intellectual Property

  We use the name "Teligent" as our primary business name and service mark in the United States. We own U.S. Reg. Nos. 2,290,419, 2,265,163, 2,306,392 and
2,265,162 for the TELIGENT mark in connection with a variety of communications services. Three of the registrations were issued by the U.S. Trademark Office in 1999 and one was issued in January, 2000.

  In addition, we own a U.S. service mark registration for THE SMART WAY TO COMMUNICATE, U.S. Reg. No. 2,220,244, for use with communications services, issued January 26, 1999. We have also filed several applications with the U.S. Trademark Office to register marks that we are using or which we intend to use, including SMARTWAVE, E.MAGINE and other marks. We reasonably believe that the applications will mature to registration, but there is no assurance until the registrations are actually issued. We are also pursuing the registration of service marks and trademarks in various countries outside the United States. We have secured some of those registrations, but we are still in the application prosecution stage for the majority of them. If we decide to conduct business in a country in which we are unable to obtain rights to some of the marks we use in the U.S., including "TELIGENT," we may determine to license rights to use those marks or conduct business under a different name or mark.

  We rely upon a combination of licenses, confidentiality agreements and other contractual covenants, to establish and protect our technology and other intellectual property rights. We currently have no patents; however, we have a U.S. patent application pending for our online customer billing and usage system known as e.magine SM and another U.S. application pending for our proprietary active repeater antenna technology. In addition, we have filed a patent application for the e.magine SM system under the WIPO patent application procedures, preserving our right to file patent applications in most countries outside of the United States.

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

Government Regulation

 Overview

  Our fixed wireless broadband services are subject to regulation by federal, state and local governmental agencies. We have authority to offer competitive local telephone services in 39 states and the District of Columbia, covering all of our 74 licensed major market areas. We have also successfully negotiated interconnection agreements with all of the major local exchange carriers, including Ameritech, Bell Atlantic, GTE, Pacific Bell, Southwestern Bell, Sprint, Bell South and US WEST.

  At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., the frequency bands used to provide our wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state or country. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of our business by, for example, imposing zoning and franchise requirements and requiring installation permits. We are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

 Federal Legislation

  The Telecommunications Act. The Telecommunications Act, enacted on February 8, 1996, established local exchange competition as a national policy by removing state regulatory barriers to competition and preempting laws restricting competition in the local exchange market. The Telecommunications Act mandated that ILECs comply with various requirements designed to foster competition. In addition, the Telecommunications Act allows RBOCs to provide in-region inter-LATA or long distance services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. To date, only Bell Atlantic has gained authority to provide in-region inter-LATA service for the state of New York, although Southwestern Bell has an application pending at the FCC for such authority for the state of Texas.

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

  Certain of our interconnection agreements are currently being renegotiated because they have reached their expiration dates and others will reach their expiration dates and will become subject to renegotiation this year. While these agreements contain provisions for uninterrupted interconnection during the renegotiation period, we may not be able to obtain comparable provisions in the subsequent agreements or we may have to resort to the states for resolution pursuant to arbitration under the Telecommunications Act. In November 1999, the FCC adopted new rules for unbundled network elements, or UNEs. While we rely less on UNEs than many of our competitors, we may not be able to obtain provisions in interconnection agreements that incorporate these UNE modifications to benefit us.

  FCC Licensing. The Communications Act of 1934 imposes certain requirements relating to licensing, common carrier obligations, and reporting. We believe that we are in compliance with all FCC requirements relating to our licenses and common carrier obligations, including our "Section 214" authorization which authorizes us to provide international facilities-based and resold telecommunications services between the U.S. and virtually any other country. We must maintain--and currently do have--tariffs on file with the FCC governing our provision of domestic interstate and international common carrier telecommunications services. On October 30, 1998, the FCC granted Teligent's petition for a public interest determination that its license-holding subsidiaries could increase their indirect foreign ownership from WTO countries up to a 49.9% non-controlling level through fluctuations in publicly traded shares without obtaining prior FCC approval. Our foreign ownership is currently below 49.9%.

  Numerous federal regulatory proceedings are pending regarding issues that may materially affect us, including but not limited to the rules governing use of the spectrum licensed to us in any band and the radio equipment we use, universal service, preemption of barriers to competition and access to rights-of-way and buildings. For example, the FCC has proposed to adopt new rules for future fixed wireless licensing in the 24 GHz band which include proposals to auction available spectrum and to adopt modified service rules for 24 GHz operations. The licensing rules that the FCC has proposed may never be adopted. Moreover, the point-to-multipoint equipment we currently use may not comply with the service rules ultimately adopted by the FCC. The FCC is also considering whether to adopt new rules to address non-discriminatory building access for all service providers. These rules may never be adopted, and if they are, they may not enhance our ability to gain access.

 State Regulation

  Many of our services are classified as intrastate services subject to state regulation. All of the states where we operate require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although we are not typically subject to price or rate of return regulation for tariffed intrastate services. We have received state authorizations to provide facilities-based local and long distance services in 39 states and the District of Columbia, covering all 74 of our licensed market areas. Of the remaining eleven states, we have obtained resold long distance-only authority in ten states and still have an application pending for such authority in Alaska.

 Local Regulation

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

  While the Telecommunications Act permits local governments to manage rights of way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications carriers and local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving franchising requirements, antenna siting, and rights-of-way are in litigation and more litigation is likely. The FCC has recently prevented enforcement of certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC or the courts to preempt additional state and local regulations in a timely fashion could adversely impact us.

Employees

  As of March 14, 2000, we had a total of 2,882 employees. We are not a party to any collective bargaining agreements and believe that our relations with our employees are good.

ITEM 2. PROPERTIES

  Our principal executive offices are located in Vienna, Virginia, and consist of approximately 114,000 square feet held under leases that expire in four to seven years. We also have other office space under short-term subleases in Fairfax and Reston, Virginia totaling approximately 98,000 square feet. We are taking steps to ensure that we have appropriate facilities for our current and future needs.

  We have a ten-year lease for facilities that house a network operation center and other functions in Herndon, Virginia, consisting of approximately 50,000 square feet.

  We will lease and have been leasing space in and around each of our licensed areas where it is necessary to house switches, other equipment and personnel.

ITEM 3. LEGAL PROCEEDINGS

  We are involved from time to time in ordinary routine litigation incidental to our operations. Other than the license and regulatory proceedings described under "Government Regulation," we are not currently a party to any legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  We have two classes of common stock authorized and outstanding, Class A common stock and Class B common stock. Our Class A common stock, par value $.01 per share was first offered to the public on November 21, 1997 and is listed on The Nasdaq National Market under the symbol "TGNT." Our Class B common stock, par value $.01 per share, is not traded on any exchange. As of March 14, 2000, there were two stockholders of record of the Class B common stock. The following table shows the high and low closing prices of the Class A common stock as reported on The Nasdaq National Market. These transactions reflect inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              Class A
                                                              Common
                                                               Stock
                                                             --------------
                                                             High      Low
                                                             ----      ----
Quarter Ended:
March 31, 1998.............................................. $34 15/16 $24 1/4
June 30, 1998............................................... $31 5/8   $26 1/4
September 30, 1998.......................................... $33 1/4   $19 1/2
December 31, 1998........................................... $33       $21 15/16

Quarter Ended:
March 31, 1999.............................................. $43 1/2   $30
June 30, 1999............................................... $62 1/2   $39 3/16
September 30, 1999.......................................... $75 5/8   $46
December 31, 1999........................................... $65 1/4   $42 11/16

  As of March 14, 2000, the last sale price of the Class A common stock as reported on The Nasdaq National Market was $91 per share. As of March 14, 2000 there were 210 record holders of Teligent's Class A common stock. This number does not include stockholders who beneficially own shares held in street name by brokers.

  We have not paid any cash dividends on our common stock in the past and do not plan to in the foreseeable future. The terms of the Existing Credit Facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"), the indentures relating to our 11 1/2% Senior Notes due 2007, and our 11 1/2% Senior Discount Notes due 2008, restrict our ability to pay dividends on common stock.

Recent Sales of Unregistered Securities

  On December 3, 1999, the Company completed the sale of 500,000 shares of its 7 3/4% Series A cumulative convertible preferred stock, liquidation preference $1,000 per share, par value $.01 (the "Series A Preferred Stock"), to an investor group for gross proceeds of $500 million. The investor group included Microsoft Corp., Hicks, Muse, Tate & Furst Incorporated, Chase Capital Partners, DB Capital Partners and Olympus Partners. Chase Securities, Inc. initiated and acted as agent on this transaction. Net cash proceeds to the Company, less fees and expenses, totaled $475.9 million.

  All shares of Series A Preferred Stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. These sales were made without any general solicitation or advertising. The Series A Preferred Stock is convertible into Class A Common Stock of the Company at any time. Such shares are convertible into a number of fully paid and nonassessable shares of Class A Common Stock equal to the then effective liquidation preference thereof plus accrued and unpaid dividends to the date of conversion divided by the conversion price in effect at the time of conversion. The initial conversion price is $57.50 per common share.

  On December 20, 1999, the Company issued an aggregate of 38,682 shares of Class A Common Stock in connection with the acquisition of a communications company (the "Fourth Quarter Transaction"). Such shares were issued to a trust established for the benefit of a certain individual in exchange for the outstanding capital stock of the acquired company, of which such individual was the sole shareholder. In addition, the Company may issue additional shares of its Class A Common Stock, valued at $4.5 million in the aggregate, to the same individual after November 30, 2002, pursuant to earnout provisions to which such individual is entitled if certain revenue and other benchmarks are achieved. All shares of Class A Common Stock issued in the Fourth Quarter Transaction were issued pursuant to an exemption from the registration requirements of the 1933 Act, under Section 4(2) of the 1933 Act. These sales were made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the assets and liabilities of the acquired company.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below as of December 31, 1999, 1998, 1997 and 1996 and for the years ended December 31, 1999, 1998, 1997 and the period from March 5, 1996 (date of inception) to December 31, 1996, were derived from our audited financial statements. You should read this data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.

                                                                  March 5, 1996
                                                                    (date of
                                   Years Ended December 31,       inception) to
                                --------------------------------  December 31,
                                   1999       1998       1997         1996
                                ----------  ---------  ---------  -------------
                                   (in thousands, except per share data)
Statement of Operations Data:
 (1)
Revenues......................  $   31,304  $     960  $   3,311    $  1,386
Cost and expenses:
 Cost of services.............     207,358     79,920      4,785       1,625
 Sales, general and
  administrative..............     205,769    123,380     38,398       8,290
 Stock-based and other noncash
  compensation................      31,451     32,164     89,111       4,071
 Depreciation and
  amortization................      45,742     14,193      6,454         164
                                ----------  ---------  ---------    --------
Total costs and expenses......     490,320    249,657    138,748      14,150
                                ----------  ---------  ---------    --------
Loss from operations..........    (459,016)  (248,697)  (135,437)    (12,764)
Interest and other income.....      18,450     34,106      3,242          10
Interest expense..............     (88,347)   (66,880)    (5,859)       (879)
                                ----------  ---------  ---------    --------
Net loss......................  $ (528,913) $(281,471) $(138,054)   $(13,633)
                                ----------  ---------  ---------    --------
Accrued preferred stock
 dividends....................      (2,906)        --         --          --
                                ----------  ---------  ---------    --------
Net loss applicable to common
 stockholders.................  $ (531,819) $(281,471) $(138,054)   $(13,633)
                                ==========  =========  =========    ========
Basic and diluted net loss per
 common share.................  $    (9.95) $   (5.35) $   (2.94)   $  (0.29)
Weighted average common shares
 outstanding..................      53,423     52,597     46,951      46,258
Other Data:
EBITDA (2)....................  $ (381,823) $(202,340) $ (39,872)   $ (8,529)
Cash used in operating
 activities...................    (393,904)  (162,077)   (33,260)     (6,046)
Cash used in investing
 activities...................    (274,249)   (68,172)  (115,755)     (3,709)
Cash provided by financing
 activities...................     692,199    221,595    572,613      11,058
                                                December 31,
                                -----------------------------------------------
                                   1999       1998       1997         1996
                                ----------  ---------  ---------  -------------
                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents.....  $  440,293  $ 416,247  $ 424,901    $  1,303
Working capital (deficit).....     342,706    302,408    441,316      (6,978)
Property and equipment, net...     402,989    180,726      8,186       3,545
Total assets..................   1,131,843    763,434    607,380      19,145
Long-term debt, less current
 portion......................     808,799    576,058    300,000          --
Convertible redeemable
 preferred stock..............     478,788         --         --          --
Stockholders' (deficit)
 equity.......................    (441,917)    31,053    285,146      10,425

--------
(1) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.
(2) EBITDA consists of earnings before interest, taxes, depreciation, amortization, and charges for stock-based and other non-cash compensation. While not a measure under generally accepted accounting principles ("GAAP"), EBITDA is a measure commonly used in the telecommunications industry, and we include it to help you understand the Company's operating results. Although you should not assume that EBITDA is a substitute for operating income determined in accordance with GAAP, we present it to provide additional information about our ability to meet future debt service, capital expenditures and working capital requirements. See the Financial Statements and the related notes. Since all companies and analysts do not calculate these non-GAAP measurements the same way, the amount may not be comparable to other calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

General

  The following discussion and analysis is based on Teligent's financial statements for the years ended December 31, 1997 through 1999 and should be read together with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

Overview

   From our inception, on March 5, 1996, through the initiation of full-scale commercial service in October 1998, our main activities were the acquisition of licenses and authorizations, the acquisition of building access rights, the hiring of management and other key personnel, the raising of funds, the development of operating systems, the negotiation of interconnection agreements and the purchase and deployment of our equipment and network. Since October 1998, we have initiated commercial service using our SmartWave(TM) local networks in 40 market areas that comprise more than 580 cities and towns with a combined population of more than 100 million people.

   Our losses, as well as our negative operating cash flow, have been significant to date, and we expect both to continue for several years until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our market areas, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity or services without significantly increasing related capital expenditures, costs of building access rights and other operating costs. Our ability to generate positive cash flow will depend in part on the extent of capital expenditures in current and new market areas, competition in our current market areas and any potential adverse regulatory developments. Various financing sources will be required to fund our growth as well as cover our expected losses from operations.

Factors Affecting Future Operations

   The successful execution of our business plan is expected to result in rapid expansion of our operations. This expansion of our operations, including our international operations, may place a significant strain on our management, financial and other resources. Our ability to manage this expansion effectively will depend upon, among other things, monitoring operations, controlling costs, maintaining regulatory compliance, raising capital to pay expenses, interconnecting successfully with the incumbent carriers, maintaining effective quality controls, securing building access, significantly expanding our internal management, technical, information and accounting systems and attracting, assimilating and retaining qualified management and professional and technical personnel. If we are unable to hire and retain senior management and key staff, expand our facilities, purchase adequate supplies of equipment, secure building access, increase the capacity of our information systems and/or successfully manage and integrate such additional resources, customers could experience delays in connection of service and/or lower levels of customer service. Failure to meet the demands of customers and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

   Although fixed wireless technology has been in use for a significant period of time, our point-to-multipoint technology has only been commercially used on a limited basis. We selected point-to-multipoint technology because we believe it complements existing wireless and wireline technologies that we employ in our networks. If our point-to-multipoint technology does not perform as expected or provide the advantages that we expect, our business, financial condition and results of operations may be materially adversely affected.

   Part of our strategy may be to make acquisitions in the future, some of which may be significant. We currently have no undisclosed definitive agreements with respect to any material acquisition or joint venture, although from time to time we have discussions with other companies and assess opportunities on an ongoing basis.

 Revenues

  We offer an integrated package of local and long distance services, value-added services, high-speed data connectivity and Internet access. We market these services primarily to small and medium-sized businesses which have been historically served by ILECs. We seek to attract these customers through a broad product offering, superior customer service and attractive pricing. We anticipate that some ILECs may reduce their prices as increased competition begins to reduce their market share. We expect to remain competitive if market prices decline because of our lower network costs compared to those of the ILECs.

 Cost of Services

  Certain costs are required to operate and maintain our networks, including: real estate leases for switching centers, base station and customer sites; preparation, installation, operation and maintenance of switching centers, base station sites and individual customer radio links, as well as customer premise equipment; leasing of backhaul facilities between base station sites and switching centers; leasing of capacity lines; network operations and data center facility expenses; the cost to interconnect and terminate traffic with other network and internet service providers; software licensing fees; and network design and base station configuration planning.

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

 Capital Expenditures

  Our main capital expenditure requirements currently include the purchase and installation of customer premises equipment, base stations, network switches, switch electronics, network operations center, data centers and information technology systems.

  Customer Premises Equipment. The purchase and installation of customer premise equipment, or CPE, is the largest single capital expense component in our business plan. These equipment costs include an integrated radio/antenna unit, modem(s), power supply, multiplexer and router equipment, line interface cards, and cables and installation materials. Customers in the same building may share portions of these costs, which reduces the capital expenditures required per customer. In the event a customer leaves us, our CPE can be used by other customers within the building or in other buildings, which reduces stranded assets.

  Base Station Site. A base station can serve customers within a 360-degree coverage area, subject to lines of sight. A base station typically comprises four to eight sectors, each of which cover a section of the service area depending on coverage and capacity requirements. Each sector requires one or more radio/antenna units and modems, depending on the system deployed. Construction costs per base station are typically higher than are construction costs per customer site. We expect that our sites will typically be built on top of buildings as opposed to towers. While a certain amount of equipment must initially be installed at each base station, the overall equipment cost will depend on the number of customers acquired. As more customers are loaded onto a given base station area, we will add additional sectors, radio antennas and modems to the initial base station equipment to meet customer demand.

  Base Station to Switch Transport. We transport traffic between our base stations and switching sites. To the extent we use wireless transport rather than leased fiber, we would incur capital expenditures as opposed to operating costs.

  Switching. Switching costs include traditional circuit-based switches, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet-based routers, power systems, and environmental maintenance equipment.

  Network Operations Center. Network operation center costs include investments in developing a command, control and communications center to monitor and manage our entire network infrastructure. Further costs include investments in applications and commercial hardware and software solutions customized for problem identification and network monitoring.

  Data Centers. Data centers are specifically designed for the 24-hour a day routing of Internet traffic and hosting of Web sites and e-mail. Costs to develop data centers include investments in computer hardware and software, multi-redundant mechanics, utilities and environmental controls, security systems, and broadband connectivity.

  Information Technology. Costs to acquire, develop and enhance information technology systems will also require significant capital investment. Systems for billing, customer services, finance and network monitoring have been or are under development or further enhancement.

Costs of Obtaining Additional Spectrum

  Teligent's existing spectrum has been obtained through means other than competitive bidding procedures. In the future, additional spectrum may be obtained in the United States and abroad through acquisitions and auctions. For example, Teligent recently submitted an application to participate in the 39 GHz spectrum auction in the United States, as well as to participate in a spectrum auction in Austria.

Year 2000

  Our mission-critical infrastructure transitioned into 2000 and beyond February 29, 2000, without incident. We have not been advised that any of our significant suppliers or customers experienced any significant disruptions due to the Year 2000 issue, and hence do not believe that any such disruption occurred. In the event that unknown claims are hereafter brought to our attention, we may be required to expend significant management time and resources to investigate and defend against such claims.

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  We generated revenues of $31.3 million from communication services during 1999, compared to $1.0 million during 1998. The increase in revenues is reflective of, among other things, the growth in our customer base, continued expansion into new market areas during 1999 and revenue attributable to acquisitions.

  Cost of services, consisting primarily of personnel-related costs, telecommunications expenses and site rent and site acquisition expenses related to network operations, totaled $207.4 million for 1999, compared to $80.0 million in 1998. This increase reflects the growth and development of our network operations to serve 40 major market areas and the increased number of employees from 1998 to 1999. We expect that our cost of services will continue to increase in accordance with our growth strategy.

  Sales, general and administrative expenses, consisting primarily of personnel-related costs, were $205.8 million for 1999, compared to $123.4 million in 1998. This increase primarily results from higher compensation and other personnel costs incurred during 1999 due to the increased number of employees required to drive our expected future growth.

  Stock-based and other noncash compensation expense was $31.5 million in 1999, compared to $32.2 million in 1998.

  Depreciation and amortization for 1999 was $45.7 million, compared to $14.2 million in 1998. The increase is due to higher capital expenditures in 1999 and the amortization of goodwill associated with acquisitions. We expect depreciation expense to increase in the coming year as we further implement our growth strategy.

  Interest and other income for 1999 was $18.5 million, compared to $34.1 million in 1998. The decrease is due to lower average cash and cash equivalent balances.

  Interest expense was $88.3 million in 1999, compared to $66.9 million in 1998. The increase is due to higher long-term debt balances resulting from borrowings made against the Credit Facility during 1999 and the amortization of credit facility fees and interest incurred on the 11 1/2% Senior Discount Notes.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  We generated revenues of $1.0 million from communication services during 1998, compared to $33,000 during 1997. In 1997, we generated $3.3 million of revenues related to management services and equipment leases primarily provided to two of our original stockholders.

  Cost of services, consisting primarily of personnel-related costs and site rent and acquisition expenses related to network operations, was $79.9 million for 1998, compared with $4.8 million in 1997. This increase reflects the establishment of our initial fifteen market areas and development of network operations.

  Sales, general and administrative expenses, consisting primarily of headcount-related costs, were $123.4 million for 1998, compared with $38.4 million in 1997. This increase relates primarily to costs incurred to develop our infrastructure and sales force as we prepared for commencement of operations in 1998.

  Stock-based and other noncash compensation expense was $32.2 million in 1998, compared to $89.1 million in 1997. The decrease is due to the charge related to company appreciation rights granted prior to our initial public offering in 1997.

  Depreciation and amortization for 1998 was $14.2 million, compared with $6.5 million in 1997, due primarily to higher capital expenditures in 1998, and amortization expense of intangibles which were principally acquired in the fourth quarter of 1997.

  Interest and other income for 1998 was $34.1 million, compared to $3.2 million in 1997. This increase was primarily the result of interest earned on increased levels of cash and investments resulting from our initial public equity offering and our two debt offerings in 1997 and 1998.

  Interest expense was $66.9 million for 1998, compared to $5.9 million in 1997. This increase was due to the 11 1/2% Senior Notes issued in November 1997 and the 11 1/2% Senior Discount Notes issued in February 1998.

Liquidity and Capital Resources

  We have approximately $401.9 million of cash, cash equivalents and short-term investments as of March 14, 2000 and approximately $600 million available under our credit facilities ($250 million of which we do not expect to be available until the second half of 2000). In order to develop our business, we will need a significant amount of money to pay for equipment, meet our debt obligations, bid on spectrum auctions, operate our business on a day-to-day basis, acquire complementary assets or businesses and contribute additional capital to our international ventures. Our principal equipment-related needs include the purchase and installation of CPE, base stations, network switches and switch electronics, network operations and data center expenditures and information systems, platforms and interfaces. Based on our current business plan, we anticipate that our existing cash and cash equivalents and short-term investments on hand and our credit facilities will provide enough money to carry out our current business plan into 2001. Actual requirements may vary based upon the timing and success of our roll-out. If demand for our services is lower than anticipated, we may be able to cut back on purchases of equipment such as CPE and switch electronics, which are not needed until a customer signs up with us. If we accelerate implementation of our network roll-out or international activities, we may need to obtain additional financing earlier than anticipated.

  We expect that we will need additional financing to fund our business plan, both domestically and internationally, which may include commercial bank borrowings, additional credit facilities or the sale or issuance of equity or debt securities either through one or more offerings or to one or more strategic investors. Such offerings may be at the parent company level or by one of our subsidiaries. There can be no assurance that we will be able to obtain additional financing at all, or on terms acceptable to us.

  Because the cost of rolling-out our networks and operating our business will depend on a variety of factors (including our ability to meet our roll-out schedules, our ability to negotiate favorable prices for purchases of network equipment, the number of customers and the services for which they subscribe, the nature and success of new services that we may offer, regulatory changes and changes in technology), actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect how much additional financing we will need. Further, the exact amount of our financial needs will depend upon other factors, including the cost to develop our networks in each of our market areas, the extent of competition and pricing of telecommunications services in our market areas, the acceptance of our services, the cost of acquiring complementary assets or businesses and the development of new products. Accordingly, there can be no assurance that our actual financial needs will not exceed the anticipated amounts described above.

 Credit Facilities

  On July 2, 1998, we entered into a credit agreement with The Chase Manhattan Bank, Goldman Sachs Credit Partners, and Toronto Dominion Bank, and other lenders, providing for credit facilities up to an aggregate of $800 million ($250 million of which we do not expect to be available until the second half of the year 2000 contingent upon the satisfaction of a performance test). The credit facilities will be used primarily for the purchase of telecommunications equipment, software and services and are also available for working capital and general corporate purposes. Availability of funds under the credit facilities is subject to certain conditions and compliance with covenants as described in the credit agreement. Our obligations under the credit agreement are secured by substantially all our assets and certain of our subsidiaries' assets.

  The credit facilities are structured into three separate tranches consisting of a term loan facility, a delayed draw term loan facility and a revolving credit facility. We have the ability to borrow funds over the next four years (other than with respect to the delayed draw facility which converted on July 1, 1999 into a conversion term loan), with a final maturity of eight years. Interest accrues on outstanding borrowings based on a floating rate tied to the prevailing LIBOR rate or an alternate base rate, and adjusts based on our attainment of certain key revenue and leverage benchmarks. We incurred commitment and other fees in connection with obtaining the credit facilities totaling $19.9 million, which is being amortized on a straight line basis over eight years. As of December 31, 1999, we had a $200 million outstanding loan balance under our credit facilities as a conversion term loan, and we may make additional draw-downs this year.

  The credit agreement contains certain financial and other covenants that restrict, among other things, our ability to (a) incur or create additional debt, (b) enter into mergers or consolidations, (c) dispose of a significant amount of assets, (d) pay cash dividends, or (e) change the nature of our business. We will also be subject to certain negative covenants, including covenants regarding the achievement of certain performance targets and the maintenance of certain financial ratios, that became applicable at the beginning of the third quarter of 1999, and continue to be applicable. In addition, the amounts outstanding under the credit facilities are subject to mandatory prepayments in certain circumstances.

 Historical Cash Flows

  From January 1, 1997 through December 31, 1999, we used $589.2 million of cash for operating activities and $458.2 million of cash in our investing activities. At December 31, 1999, we had working capital of $342.7 million including unrestricted cash (including cash equivalents) of $440.3 million, compared to working capital of $302.4 million and cash of $416.2 million at December 31, 1998. The increase in working capital is primarily a result of $475.9 million of net proceeds received from the issuance of preferred stock, partially offset by an increase in accounts payable to vendors as we implement our growth strategy. We will need a significant amount of cash to build our networks, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand, together with the credit facilities, will provide sufficient funds to carry out our current business plan into the year 2001, our management continually evaluates potential financing options. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the credit facilities, financing under the Registration Statement and potential additional financings. However, there can be no assurance that we will be able to obtain additional financing, or financing on terms acceptable to us.

  Our total assets increased to $1,131.8 million at December 31, 1999, from $763.4 million as of December 31, 1998, due primarily to receiving proceeds from the issuance of preferred stock, borrowings under the credit facility and the acquisition of property and equipment which was accrued and will be paid in 2000.

  For the year ended December 31, 1999 we used cash in operations of $393.9 million, due primarily to the operating loss for the period, partially offset by depreciation and amortization, stock based and other noncash compensation, and other charges. We used cash in operations of $162.1 million for the year ended December 31, 1998, due primarily to the operating loss for the period reduced by non-cash stock-based compensation and an increase in current liabilities during 1998.

  We used $274.2 million of cash in investing activities in 1999 relating to the purchase of property and equipment and the purchase of short-term investments. In 1998, we used cash in investing activities of $68.2 million, consisting primarily of $97.2 million for the purchase of property and equipment, partially offset by $29.0 million of interest received on the U.S. Treasury securities.

  Cash flows provided by financing activities amounted to $692.2 million in 1999, consisting primarily of $475.9 million of net proceeds from the issuance of preferred stock, a $200 million draw-down of the Credit Facilities and the exercise of Class A common stock options. For 1998, cash flows provided by financing activities amounted to $221.6 million, consisting primarily of net proceeds from our senior discount notes offering, after costs of $29.5 million.

Subsequent Event

  On February 28, 2000, the Company and two of its stockholders entered into agreements to make major investments in ICG, a fiber-based communications company. We expect to acquire approximately three million shares of ICG stock in an all-stock transaction in exchange for one million shares of Teligent Class A common stock. Teligent signed a memorandum with ICG to negotiate an agreement that will enable us to explore opportunities to leverage many of ICG's backbone facilities and other assets to extend the reach of our network, improve our network efficiency and reduce our network costs.

  The closing of the ICG transaction is subject to regulatory and stockholder approval and satisfaction of other customary closing conditions. The ICG transaction is expected to close during the second quarter of 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility. At December 31, 1999, we had an outstanding loan balance of $200 million under the Credit Facility, which incurs interest at a floating rate tied to a LIBOR or an alternate base rate. The outstanding balance under the Credit Facility represents approximately 25% of our outstanding long-term debt.

  The Company also maintains securities with an original maturity of greater than 90 days, but less than one year. These securities are classified as "available for sale". An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1)Financial Statements

    Consolidated Balance Sheets as of December 31, 1999 and 1998.
    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.
    Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1999, 1998 and 1997.
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.
    Notes to Consolidated Financial Statements.

  (2)Financial Statement Schedules

    All schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or related notes included elsewhere in this report.

  (b) Reports on Form 8-K.

  None

  (c) Exhibits. The following exhibits are filed as a part of this Annual Report on Form 10-K:

   3.1 Form of Certificate of Incorporation of Registrant, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No.
       333-37381), dated November 26, 1997, and incorporated herein by reference.
   3.2 Form of By-laws of Registrant, filed as Exhibit 3.2 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381), dated
       November 26, 1997, and incorporated herein by reference.
   3.3 Certificate of Designation of the Powers, Preferences and Relative,
       Participating, Optional and other Special Rights of 7 3/4% Cumulative
       Convertible Preferred Stock and Qualifications, Limitations and
       Restrictions Thereof, filed as Exhibit 10.4 to the Company's Current
       Report on Form 8-K, dated January 18, 2000 and incorporated herein by reference.
   4.1 Form of Stockholders Agreement, filed as Exhibit 4.1 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381), dated
       November 26, 1997, and incorporated herein by reference.
   4.2 Form of Indenture between the Registrant, as issuer, and First Union
       National Bank, as Trustee, relating to Registrant's Senior Notes due
       2007, including form of Note, filed as Exhibit 4.2 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381), dated
       November 26, 1997, and incorporated herein by reference.
   4.3 Form of Pledge Agreement between Registrant, as issuer, and First Union
       National Bank, as Escrow Agent, relating to Registrant's Senior Notes due 2007, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
   4.4 Form of Indenture between the Registrant, as issuer, and First Union
       National Bank, as Trustee, relating to Registrant's Senior Discount
       Notes due 2008, including form of Note, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the Commission on March
       31, 1998, and incorporated herein by reference.
   4.5 Form of Certificate for the Class A common stock, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (Registration No.
       333-37381), dated November 26, 1997, and incorporated herein by reference.
   4.6 Stockholders Agreement, dated as of January 13, 2000, by and among Alex
       J. Mandl, Liberty Media Corporation, Telcom--DTS Investors, L.L.C., and
       Microwave Services, Inc., filed as Exhibit 10.1 to the Company's Current
       Report on Form 8-K, dated January 18, 2000 and incorporated herein by reference.

 10.1  Employment Agreement, dated August 19, 1996, between Associated
       Communications, L.L.C. and Alex J. Mandl, filed as Exhibit 10.1 to the
       Company's Registration Statement on Form S-1 (Registration No. 333-
       37381), dated November 26, 1997, and incorporated herein by reference.
 10.2  Stock Contribution Agreement, dated as of March 10, 1997, among
       Associated Communications, L.L.C., FirstMark Communications, Inc. and
       Lynn Forester, filed as Exhibit 10.2 to the Company's Registration
       Statement on Form S-1 (Registration No. 333-37381), dated November 26,
       1997, and incorporated herein by reference.
 10.3 Securities Purchase Agreement, dated as of September 30, 1997, by and among Teligent, L.L.C., Microwave Services, Inc., Digital Services
       Corporation, and Nippon Telegraph and Telephone Corporation, filed as
       Exhibit 10.3 to the Company's Registration Statement on Form S-1
       (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
 10.4  Form of Registration Rights Agreement, by and among Teligent, L.L.C. and
       Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.4 to the
       Company's Registration Statement on Form S-1 (Registration No. 333-
       37381), dated November 26, 1997, and incorporated herein by reference.
 10.5  Form of Technical Services Agreement, by and among Teligent, L.L.C. and
       NTT America, Inc., filed as Exhibit 10.5 to the Company's Registration
       Statement on Form S-1 (Registration No. 333-37381), dated November 26,
       1997, and incorporated herein by reference.
 10.6  Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital
       Services Corporation, Telcom-DTS Investors, L.L.C., Microwave Services,
       Inc., The Associated Group, Inc. and certain other parties, filed as
       Exhibit 10.6 to the Company's Registration Statement on Form S-1
       (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.
 10.7 Agreement and Plan of Merger, dated as of October 6, 1997, by and between Teligent, Inc. and Teligent, L.L.C., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-
       37381), dated November 26, 1997, and incorporated herein by reference.
 10.8  Form of Lease Agreement, dated as of July 22, 1997, for the 8065
       Leesburg Pike, Vienna, Virginia office space lease between NHP
       Incorporated and Teligent, L.L.C., filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-
       37381), dated November 26, 1997, and incorporated herein by reference.
 10.9 Form of Teligent, Inc. 1997 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-93241), dated December 31, 1999, and incorporated herein by reference.
 10.10 Network Products Purchase Agreement, dated December 11, 1997, by and between Northern Telcom Inc. and Teligent, Inc., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997, and incorporated herein by reference. [Confidential treatment has been granted for portions of this document].
 10.11 Credit Agreement, dated July 2, 1998 among Teligent, Inc., several banks and other financial institutions or entities, Chase Securities, Inc., Goldman Sachs Credit Partners L.P. and TD Securities (USA) Inc., as advisers and arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, The Chase Manhattan Bank, as administrative agent and Toronto Dominion (Texas), Inc. as documentation agent. Filed as Exhibit
       10 to the Company's Form 8-K, filed on August 13, 1998, and incorporated herein by reference. [Confidential treatment has been granted for portions of this document].
 10.12 Promissory Note, dated February 1, 1997, by Kirby G. Pickle, Jr. to
       Associated Communications, L.L.C., filed as Exhibit 10.10 to the
       Company's Registration Statement (Registration No. 333-37381), dated
       November 26, 1997, and incorporated herein by reference.
 10.13 Promissory Notes, each dated October 29, 1997, by Abraham L. Morris to
       Teligent, L.L.C., filed as Exhibit 10.11 to the Company's Registration
       Statement on Form S-1 (Registration No. 333-37381), dated November 26,
       1997, and incorporated herein by reference.
 10.14 Promissory Note, dated August 5, 1997, by Laurence E. Harris to
       Associated Communications, L.L.C., filed as Exhibit 10.12 to the
       Company's Registration Statement on Form S-1 (Registration No. 333-
       37381), dated November 26, 1997, and incorporated herein by reference.
 10.15 Promissory Note, dated April 7, 1997, by Steven F. Bell to Associated
       Communications, L.L.C., filed as Exhibit 10.14 to the Company's
       Registration Statement on Form S-1 (Registration No. 333-37381), dated
       November 26, 1997, and incorporated herein by reference.

 10.16 Registration rights agreement dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998, and incorporated herein by reference.
 10.17 Registration rights agreement dated as of February 20, 1998 by and between Teligent, Inc. and Merrill Lynch, Pierce, Fenner & Smith
       Incorporated ("Merrill Lynch"), Goldman Sachs & Co., Salomon Brothers
       Inc., and TD Securities (USA) Inc., filed as Exhibit 10.17 to the
       Company's Annual Report on Form 10-K, filed with the Commission on March
       31, 1998, and incorporated herein by reference.
 10.18 Equipment Purchase Definitive Agreement, dated December 18, 1998, by and between Teligent, Inc. and Hughes Network Systems, filed as Exhibit 10 to the Company's Current Report on Form 8-K, filed with the Commission on April 19, 1999, and incorporated herein by reference. [Confidential treatment has been granted for portions of this document].
 10.19 Teligent, Inc. 1999 Employee Stock Purchase Plan, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No.
       333-93241), dated December 21, 1999 and incorporated herein by reference.
 10.20 Stock Purchase Agreement, dated as of November 4, 1999, between the
       Issuer and the Purchasers (as defined in the Stock Purchase Agreement) named on Schedule I thereto, relating to the purchase and sale of 7 3/4%
       Series A Convertible Preferred Stock of Teligent, Inc, filed as Exhibit
       10.2 to the Company's Current Report on Form 8-K, dated January 18, 2000 and incorporated herein by reference.
 10.21 Registration Rights Agreement, dated as of November 4, 1999, between the
       Issuer and each of the Initial Holders (as defined in the Registration
       Rights Agreement), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated January 18, 2000 and incorporated herein by reference.
 12.1  Statement regarding computation of ratios.
 12.2  Statement regarding computation of ratios.
 21.1  Significant Subsidiaries of the Registrant.
 23.1  Consent of Independent Auditors.
 27.1 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).
 99.1  Press release of Teligent, Inc. dated March 6, 2000 (filed herein).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TELIGENT, INC.
                                          (Registrant)

Date: March 21, 2000                      By: /s/ Alex J. Mandl
                                            ___________________________________
                                            Alex J. Mandl
                                            Chairman of the Board, Chief
                                              Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 21, 2000                      By: /s/ Alex J. Mandl
                                            ___________________________________
                                            Alex J. Mandl
                                            Chairman of the Board, Chief
                                              Executive Officer and Director

Date: March 21, 2000                      By: /s/ Cindy L. Tallent
                                            ___________________________________
                                            Cindy L. Tallent
                                            Acting Chief Financial Officer and
                                              Treasurer, Senior Vice President
                                              and
                                              Controller (Principal Accounting
                                              Officer)

Date: March 21, 2000                      By: /s/ Robert R. Bennett
                                            ___________________________________
                                            Robert R. Bennett
                                            Director

Date: March 21, 2000                      By: /s/ David J. Berkman
                                            ___________________________________
                                            David J. Berkman
                                            Director

Date: March 21, 2000                      By: /s/ Thomas O. Hicks
                                            ___________________________________
                                            Thomas O. Hicks
                                            Director

Date: March 21, 2000                      By: /s/ Gary S. Howard
                                            ___________________________________
                                            Gary S. Howard
                                            Director

Date: March 21, 2000                      By: /s/ Tetsuro Mikami
                                            ___________________________________
                                            Tetsuro Mikami
                                            Director

Date: March 21, 2000                      By: /s/ Rajendra Singh
                                            ___________________________________
                                            Rajendra Singh
                                            Director

Date: March 21, 2000                      By: /s/ Neera Singh
                                            ___________________________________
                                            Neera Singh
                                            Director

                                 TELIGENT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------
Report of Ernst & Young LLP, Independent Auditors......................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........   F-3

Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997...................................................   F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the years
 ended December 31, 1999, 1998 and 1997................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997...................................................   F-6

Notes to Consolidated Financial Statements.............................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Teligent, Inc.

  We have audited the accompanying consolidated balance sheets of Teligent, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teligent, Inc., at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP

McLean, Virginia
February 18, 2000

                                 TELIGENT, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             December 31,
                                                         ---------------------
                                                            1999       1998
                                                         ----------  ---------
Assets
Current assets:
  Cash and cash equivalents............................. $  440,293  $ 416,247
  Short-term investments................................    116,610         --
  Accounts receivable, net..............................     12,673      1,191
  Prepaid expenses and other current assets.............     17,914      6,964
  Restricted cash and investments.......................     38,224     32,184
                                                         ----------  ---------
    Total current assets................................    625,714    456,586
Property and equipment, net.............................    402,989    180,726
Restricted cash and investments.........................         --     33,117
Intangible assets, net..................................     96,426     83,857
Other assets............................................      6,714      9,148
                                                         ----------  ---------
    Total assets........................................ $1,131,843  $ 763,434
                                                         ==========  =========
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Accounts payable...................................... $   46,994  $  42,727
  Accrued trade liabilities.............................    192,145     92,431
  Accrued compensation..................................     30,570     12,546
  Accrued interest and other............................     13,299      6,474
                                                         ----------  ---------
    Total current liabilities...........................    283,008    154,178
Long-term debt..........................................    808,799    576,058
Other non-current liabilities...........................      3,165      2,145
Series A cumulative convertible redeemable preferred
 stock, 500,000 shares authorized, issued and
 outstanding; $.01 par value; liquidation preference of
 $1,000 per share.......................................    478,788         --
Commitments and contingencies
Stockholders' (deficit) equity:
  Preferred stock.......................................         --         --
  Common stock..........................................        547        526
  Additional paid-in capital............................    519,607    463,685
  Accumulated deficit...................................   (962,071)  (433,158)
                                                         ----------  ---------
    Total stockholders' (deficit) equity................   (441,917)    31,053
                                                         ----------  ---------
  Total liabilities and stockholders' (deficit) equity.. $1,131,843  $ 763,434
                                                         ==========  =========

                See notes to consolidated financial statements.

                                 TELIGENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
Revenues:
  Communication services....................... $  31,304  $     960  $      33
  Management fees and other services...........        --         --      3,278
                                                ---------  ---------  ---------
    Total revenues.............................    31,304        960      3,311
Costs and expenses:
  Cost of services.............................   207,358     79,920      4,785
  Sales, general and administrative............   205,769    123,380     38,398
  Stock-based and other noncash compensation...    31,451     32,164     89,111
  Depreciation and amortization................    45,742     14,193      6,454
                                                ---------  ---------  ---------
    Total costs and expenses...................   490,320    249,657    138,748
                                                ---------  ---------  ---------
  Loss from operations.........................  (459,016)  (248,697)  (135,437)
Interest and other income......................    18,450     34,106      3,242
Interest expense...............................   (88,347)   (66,880)    (5,859)
                                                ---------  ---------  ---------
  Net loss.....................................  (528,913)  (281,471)  (138,054)
Accrued preferred stock dividends..............    (2,906)        --         --
                                                ---------  ---------  ---------
Net loss applicable to common stockholders..... $(531,819) $(281,471) $(138,054)
                                                =========  =========  =========
Basic and diluted net loss per common share.... $   (9.95) $   (5.35) $   (2.94)
                                                =========  =========  =========
Weighted average common shares outstanding.....    53,423     52,597     46,951
                                                =========  =========  =========


                See notes to consolidated financial statements.

                                 TELIGENT, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (In thousands)

                                               Additional
                             Capital    Common  Paid-in   Accumulated
                          Contributions Stock   Capital     Deficit     Total
                          ------------- ------ ---------- ----------- ---------
Balance at January 1,
 1997...................    $  24,058    $ --   $     --   $ (13,633) $  10,425
Contribution of licenses
 from members...........        8,497      --         --          --      8,497
Acquisition.............       31,500      --         --          --     31,500
Cash contributions......      100,301      --         --          --    100,301
Contribution of equity
 prior to public
 offering...............           --      35     59,965          --     60,000
Conversion of member
 interests to capital
 stock..................     (164,356)    428    163,928          --         --
Conversion of CARs and
 Appreciation Units to
 stock options..........           --      --     86,821          --     86,821
Public stock offering...           --      63    125,593          --    125,656
Net loss................           --      --         --    (138,054)  (138,054)
                            ---------    ----   --------   ---------  ---------
  Balance at December
   31, 1997.............           --     526    436,307    (151,687)   285,146
                            ---------    ----   --------   ---------  ---------
Exercise of stock
 options................           --      --        372          --        372
Stock-based
 compensation...........           --      --     27,006          --     27,006
Net loss................           --      --         --    (281,471)  (281,471)
                            ---------    ----   --------   ---------  ---------
  Balance at December
   31, 1998.............           --     526    463,685    (433,158)    31,053
                            ---------    ----   --------   ---------  ---------
Exercise of stock
 options................           --      18     17,042          --     17,060
Issuance of common stock
 for acquisitions.......           --       3     15,692          --     15,695
Stock-based
 compensation...........           --      --     26,094                 26,094
Accrued preferred stock
 dividends..............           --      --     (2,906)         --     (2,906)
Net loss................           --      --         --    (528,913)  (528,913)
                            ---------    ----   --------   ---------  ---------
  Balance at December
   31, 1999.............    $      --    $547   $519,607   $(962,071) $(441,917)
                            =========    ====   ========   =========  =========


                See notes to consolidated financial statements.

                                 TELIGENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
Net loss.....................................  $(528,913) $(281,471) $(138,054)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization..............     45,742     14,193      6,454
  Accretion of senior discount notes and
   other amortization........................     36,707     27,880         59
  Stock-based and other noncash
   compensation..............................     31,451     32,164     89,111
  Other......................................       (562)       461        271
  Changes in current assets and current
   liabilities, net of acquisitions:
    Accounts receivable......................     (8,921)    (1,172)       (19)
    Prepaid expenses and other current
     assets..................................    (12,569)    (1,355)    (8,477)
    Accounts payable.........................      1,622     28,051     13,575
    Accrued trade liabilities................     19,751      4,620         --
    Accrued interest and other...............     21,788     14,552      3,820
                                               ---------  ---------  ---------
      Net cash used in operating activities..   (393,904)  (162,077)   (33,260)
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of property and equipment.........   (182,159)   (97,188)    (9,960)
  Purchases of short-term investments, net...   (116,610)        --         --
  Restricted cash and investments............     27,077     29,016    (95,075)
  Cash paid for acquisitions, net of cash
   acquired..................................     (2,986)        --    (10,500)
  Other investing activities.................        429         --       (220)
                                               ---------  ---------  ---------
    Net cash used in investing activities....   (274,249)   (68,172)  (115,755)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock,
   net.......................................    475,882         --         --
  Proceeds from long-term debt...............    200,000    250,703    300,000
  Proceeds from exercise of stock options....     17,060        372         --
  Debt financing costs.......................       (743)   (29,480)   (11,344)
  Equity contributions.......................         --         --    160,301
  Net proceeds from issuance of common
   stock.....................................         --         --    125,656
  Other financing activities.................         --         --     (2,000)
                                               ---------  ---------  ---------
    Net cash provided by financing
     activities..............................    692,199    221,595    572,613
                                               ---------  ---------  ---------
Net increase (decrease) in cash and
 equivalents.................................     24,046     (8,654)   423,598
Cash and cash equivalents, beginning of
 period......................................    416,247    424,901      1,303
                                               ---------  ---------  ---------
Cash and cash equivalents, end of period.....  $ 440,293  $ 416,247  $ 424,901
                                               =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest.......................  $  88,285  $  39,279  $   2,450
                                               =========  =========  =========
Accrued preferred stock dividends to be paid
 in kind.....................................  $   2,906  $      --  $      --
                                               =========  =========  =========

                See notes to consolidated financial statements.

                                TELIGENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

  Teligent, Inc. ("Teligent" or the "Company"), is a full-service, facilities-based communications company offering small and medium-sized business customers local and long-distance, high-speed data and dedicated Internet access services over the Company's digital SmartWave(TM) local networks. The Company"s SmartWave(TM) local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology. The Company has initiated commercial service using its SmartWave(TM) networks in 40 markets across the United States.

  The Company was formed in September 1997, as a wholly owned subsidiary of Teligent, L.L.C. Teligent, L.L.C. was formed by Microwave Services, Inc. ("MSI"), a subsidiary of The Associated Group, Inc. ("Associated") and Digital Services Corporation ("DSC"), an affiliate of Telcom Ventures, L.L.C., both of which have had extensive experience in pioneering wireless communications businesses. On November 21, 1997, concurrent with the initial public offering of the Company's Class A common stock, par value $.01 per share ("Class A Common Stock"), Teligent, L.L.C. merged into the Company (the "Merger") with the Company as the surviving entity. All of the ownership interests of Teligent, L.L.C. were exchanged for shares of Teligent, Inc. Class B common stock, par value $.01 per share ("Class B Common Stock", and together with the Class A Common Stock "Teligent Common Stock").

  On January 14, 2000, Liberty Media Corporation ("Liberty Media") acquired Associated's ownership interest in Teligent. Liberty Media is an indirect wholly owned subsidiary of AT&T Corp.

2. SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with maturity dates of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market fund investments and short-term commercial paper. Restricted cash and investments relates to cash and securities held exclusively to fund future interest payments and to secure letters of credit obtained by the Company.

 Short-Term Investments

  The Company classifies its short-term investments as available-for-sale. Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair value in the consolidated balance sheets, which approximates cost.

 Receivables

  Receivables are reflected net of an allowance for doubtful accounts of $2.5 million at December 31, 1999. Such allowance was not significant at December 31, 1998.

 Property and Equipment

  Property and equipment is stated at cost. Certain costs, labor and applicable overhead related to construction of our network facilities are capitalized. Depreciation is computed on the straight-line method over the estimated useful lives of the assets: 3-10 years for operating systems, computer systems, and furniture, and the lesser of the life of the asset or the lease term for leasehold improvements. Undeployed assets are not depreciated until placed in service. Repairs and maintenance are charged to expense when incurred.

                                TELIGENT, INC.

 Intangible Assets

  Intangible assets are comprised of fixed wireless licenses, debt financing costs and acquired intangibles. Fixed wireless licenses represent the direct costs of obtaining such licenses. Debt financing costs represent fees and other costs incurred in connection with the Credit Facility (see note 5), and the issuance of long-term debt. Debt financing costs are amortized to interest expense over the term of the related debt. Acquired intangibles represent the excess cost of acquisitions over the fair value of assets or shares of stock acquired. Fixed wireless licenses, debt financing costs and acquired intangibles are amortized over useful lives of 15 years, 8-10 years and five years, respectively.

 Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management periodically reviews, if impairment indicators exist, the carrying value and lives of long-lived assets. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements.

 Revenue Recognition

  Revenue from providing communications services is recognized when services are rendered based on usage of the Company's networks.

 Advertising Costs

  Costs related to advertising are expensed when the advertising occurs. Advertising expense was $19.7 million in 1999, $16.1 million in 1998, and $0 in 1997.

 Net Loss Per Share

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the Company to present basic and fully diluted earnings per share. The Company's basic and diluted loss per share is calculated by dividing the net loss, after consideration of preferred stock accretion and dividends, by the weighted average number of shares of common stock outstanding during all periods presented.

 Stock-Based Compensation

  The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and has

                                TELIGENT, INC.

provided pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

 Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the display of comprehensive income and its components. For the years ended December 31, 1999, 1998 and 1997, the Company's comprehensive loss approximates its net loss and, as such, no disclosure is presented in the consolidated financial statements.

 Business Segments

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment.

 Concentration of Credit Risk and Major Vendor

  Financial instruments that may subject the Company to concentration of credit risk consist primarily of trade receivables. The Company's trade receivables are geographically dispersed and include customers in many different industries. The Company believes that its risk of loss is limited due to the diversity of its customers and geographic sales areas.

  The Company currently uses one vendor as a primary supplier of network equipment for use in the construction of its digital SmartWave(TM) local networks. As of December 31, 1999 and 1998, amounts due to this vendor for trade payables totaled $167.8 million and $87.8 million, respectively. Capital expenditures from this vendor represented 40% and 48% of the Company's total capital expenditures for the years ended December 31, 1999 and 1998.

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

                                TELIGENT, INC.

3. PROPERTY, PLANT AND EQUIPMENT

  The amounts included in property and equipment are as follows as of December 31 (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Operating systems........................................ $279,749  $ 99,153
   Computer systems.........................................   79,390    38,057
   Furniture and leasehold improvements.....................   18,510    11,849
   Undeployed equipment and construction in progress........   81,744    48,211
                                                             --------  --------
                                                              459,393   197,270
   Accumulated depreciation.................................  (56,404)  (16,544)
                                                             --------  --------
                                                             $402,989  $180,726
                                                             ========  ========

  During the years ended December 31, 1999, 1998 and 1997, the Company incurred capital expenditures of $262.1 million, $183.1 million and $10.0 million respectively, of which $80.0 million, $85.9 million and $0 were accrued but unpaid, respectively, and are not reflected in the accompanying consolidated statement of cash flows.

  Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $40.1 million, $10.7 million and $5.7 million, respectively.

4. INTANGIBLE ASSETS

  Intangible assets as of December 31 are as follows (in thousands):

                                                                1999     1998
                                                              --------  -------
   Fixed wireless licenses................................... $ 51,813  $51,813
   Debt financing costs......................................   38,857   38,820
   Acquired intangibles and other............................   21,735      --
                                                              --------  -------
                                                               112,405   90,633
   Accumulated amortization..................................  (15,979)  (6,776)
                                                              --------  -------
                                                              $ 96,426  $83,857
                                                              ========  =======

5. LONG-TERM DEBT

  Debt is summarized as follows:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   11.5% Senior Notes due 2007............................... $300,000 $300,000
   11.5% Senior Discount Notes due 2008......................  308,799  276,058
   Credit Facility...........................................  200,000      --
                                                              -------- --------
                                                              $808,799 $576,058
                                                              ======== ========

 Senior Notes Offering

  In November 1997, the Company issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes"). The Company used $93.9 million of the net proceeds of this offering to purchase a portfolio of U.S.

                                TELIGENT, INC.

Treasury securities which are classified as restricted cash and investments on the balance sheet, and have been pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2% per annum and is payable semi-annually in June and December.

  On or after December 1, 2002, the Notes will be redeemable at the option of the Company, in whole at any time or in part from time to time, at prices ranging from 100.00% to 105.75% (expressed in percentages of the principal amount thereof).

  Upon the occurrence of a change in control, as defined in the Senior Notes agreement, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes at a purchase price in cash equal to 101% of the principal amount.

 Senior Discount Notes Offering

  On February 20, 1998, the Company completed an offering (the "Discount Notes Offering") of $440 million 11 1/2% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Company received $243.1 million in net proceeds from the Discount Notes Offering, after deductions for offering expenses of $7.6 million. Under a 1998 exchange offer, all outstanding Senior Discount Notes were exchanged for 11 1/2% Series B Discount Notes due 2008 (the "New Discount Notes") which have been registered under the Securities Act of 1933, as amended. The New Discount Notes are identical in all material respects to the Senior Discount Notes.

  On or after March 1, 2003, the New Discount Notes will be redeemable at the option of the Company on terms similar to those of the Senior Notes. In addition, the New Discount Notes contain change in control repurchase commitments similar to the Senior Notes.

 Credit Facility

  On July 2, 1998, the Company entered into a credit agreement (the "Bank Credit Agreement") with certain lenders, providing for facilities up to an aggregate of $800 million (the "Credit Facility"). The Credit Facility will be used primarily for the purchase of telecommunications equipment, software and services, and is also available for working capital and general corporate purposes. Availability of funds under the Credit Facility is subject to certain conditions as defined in the Bank Credit Agreement. Substantially all of the Company's assets secure the obligations under the Bank Credit Agreement.

  The Credit Facility is structured into three separate tranches consisting of a term loan facility, a delayed draw term loan facility and a revolving credit facility. The Company has the ability to borrow funds over the next four years (other than with respect to the delayed draw facility which was drawn down on July 1, 1999), with a final maturity of eight years. Interest accrues on outstanding borrowings based on a floating rate tied to the prevailing LIBOR rate and adjusts based on the attainment of certain key revenue and leverage benchmarks. The Company incurred commitment and other fees in connection with obtaining the Credit Facility totaling $19.9 million, which is being amortized over eight years. The Credit Facility contains certain financial and other covenants that restrict, among other things, the Company's ability to (a) incur or create additional debt, (b) enter into mergers or consolidations, (c) dispose of a significant amount of assets, (d) pay cash dividends, or (e) change the nature of its business. The amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. The Company has $200 million drawn on the facility as of December 31, 1999.

                                TELIGENT, INC.

  Maturities of long-term debt at December 31, 1999 are as follows (in thousands):

     2002.............................................................. $  6,660
     2003..............................................................   28,840
     2004..............................................................   35,500
     Thereafter........................................................  737,799
                                                                        --------
                                                                        $808,799
                                                                        ========

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair value of the Company's financial instruments classified as current assets or liabilities, non-current restricted cash, and investments approximate their carrying value. At December 31, 1999, the estimated fair value and carrying amounts of the Company's Senior Notes, Senior Discount Notes and the Company's Series A cumulative convertible redeemable preferred stock, $.01 par value ("Series A Preferred Stock") are as follows (in thousands):

                                                      Fair Value Carrying Amount
                                                      ---------- ---------------
   Senior Notes......................................  $292,500     $300,000
   Senior Discount Notes.............................  $258,500     $308,799
   Series A Preferred Stock..........................  $536,957     $478,788

7. INCOME TAXES

  Deferred tax assets and liabilities are as follows, as of December 31 (in thousands):

                                                             1999       1998
                                                           ---------  ---------
   Deferred tax assets:
     Net operating loss carryforward...................... $ 278,870  $  90,171
     Stock based compensation.............................    41,843     38,905
     Original issue discount..............................    22,077      8,651
     Other................................................     1,741      4,381
                                                           ---------  ---------
       Total deferred tax assets..........................   344,531    142,108
   Deferred tax liability:
     Intangible assets....................................   (11,760)   (14,305)
                                                           ---------  ---------
   Net deferred tax assets................................   332,771    127,803
   Valuation allowance....................................  (332,771)  (127,803)
                                                           ---------  ---------
       Total.............................................. $     --   $     --
                                                           =========  =========

  During the years ended December 31, 1999 and 1998, the Company did not record an income tax benefit. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1999, the Company had federal net operating loss carryforwards of $498.5 million that expire in various amounts through 2019.

  A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate, for the years ended December 31, 1999 and 1998, is as follows:

                                                                 1999    1998
                                                                 -----   -----
   Federal income tax benefit at statutory rate................. (34.0)% (34.0)%
   Net change in valuation allowance............................  38.6    37.9
   State income taxes net of federal............................  (4.0)   (4.0)
   Other........................................................  (0.6)    0.1
                                                                 -----   -----
                                                                   --  %   --  %
                                                                 =====   =====

                                TELIGENT, INC.

8. RELATED PARTY TRANSACTIONS

  In 1999 and 1998, the Company paid $3.7 million and $4.0 million to a subsidiary of Nippon Telegraph and Telephone Corporation for technical services related to network design and implementation.

  Employees of the parent company of MSI performed administrative and management services on behalf of the Company. These charges totaled $0.3 million, $1.1 million, and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Certain technical services were performed by an affiliate of DSC. The cost of these services totaled $0.9 million in 1999 and $0.6 million in 1998.

9. OTHER TRANSACTIONS

  During 1999, the Company acquired three communications companies (the "Transactions"). The combined purchase price of the Transactions consisted of 269,308 shares of Class A Common Stock valued at $15.7 million, and cash payments totaling $3.2 million. Earnout provisions could result in the issuance of up to an additional 285,562 shares of Class A Common Stock and additional shares of Class A Common Stock totaling $4.5 million based on the market price of when specific earn-out conditions are met over the next three years, if certain revenue and other benchmarks are achieved. The Transactions were accounted for as purchases, with the majority of the purchase price being assigned to acquired intangibles.

  In October 1997, Teligent, L.L.C. acquired all of the outstanding stock of FirstMark (the "FirstMark Acquisition"), for an aggregate purchase price of $42.0 million which consisted of $10.5 million in cash and 1,831,410 shares of Class A Common Stock, valued at $31.5 million. The FirstMark Acquisition was accounted for under the purchase method of accounting. A total of $41.6 million of the purchase price was allocated to the fixed wireless licenses acquired and the remaining $0.4 million amount was allocated to the net assets acquired.

  Unaudited pro forma results of operations for the Transactions and the FirstMark Acquisition would not have had a material impact on the Company's operating results for the years ended December 31, 1999, 1998 or 1997 and thus no pro forma information has been included.

10. CONVERTIBLE REDEEMABLE PREFERRED STOCK

  On December 3, 1999, the Company completed the sale of 500,000 shares of its 7 3/4% Series A cumulative convertible preferred stock, liquidation preference $1,000 per share, par value $.01 to an investor group for gross proceeds of $500 million.

  The Series A Preferred Stock has an annual dividend rate of 7 3/4% payable quarterly and dividends are cumulative from the date of issuance. Dividends must be paid in additional shares of Series A Preferred Stock through December 3, 2004, and may be paid in either cash or additional shares of Series A Preferred Stock, at the option of the Company, thereafter. As of December 31, 1999, accrued dividends of $2.9 million have been recorded.

  The Series A Preferred Stock is convertible into Class A Common Stock by the holders at any time, but may be called by the Company after five years and, if still outstanding, must be redeemed in 2014. The holders of the Series A Preferred Stock have voting rights equal to the rights held by holders of Class A Common Stock.

  The Series A Preferred Stock ranks (i) senior to all existing shares of Teligent Common Stock and to each other existing class of capital stock or series of preferred stock of the Company; (ii) on a parity basis with additional shares of Series A Preferred Stock; and (iii) junior to all Senior Shares (as defined in the Certificate of Designation).

                                TELIGENT, INC.

11. COMMITMENTS AND CONTINGENCIES

  The Company leases various operating sites, rooftops, storage, and administrative offices under operating leases. Rent expense was $28.0 million, $10.9 million and $2.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments by year, and in the aggregate, at December 31, 1999, are as follows (in thousands):

     2000.............................................................. $ 47,780
     2001..............................................................   45,748
     2002..............................................................   43,007
     2003..............................................................   39,942
     2004..............................................................   28,354
     Thereafter........................................................   65,955
                                                                        --------
                                                                        $270,786
                                                                        ========

12. CAPITAL STOCK

  The Company has authorized two classes of common stock, Class A Common Stock and Class B Common Stock. The rights of the two classes of common stock are substantially identical, except that until the number of shares held by holders of the respective series of Class B Common Stock fall below certain thresholds, such holders will have the right to elect two directors to the Company's Board of Directors. As a result of Liberty Media's acquisition of Associated on January 14, 2000, all of the shares of Series B-1 Common Stock (defined below) were converted into 21,436,689 shares of Class A Common Stock. Liberty Media has the right to elect three directors.

  The number of shares authorized, issued and outstanding at December 31, 1999 and 1998, for each class of stock is summarized below:

                                                               Shares Issued
                                                              and Outstanding
                                                 Shares    ---------------------
   Class                             Par Value Authorized     1999       1998
   -----                             --------- ----------- ---------- ----------
   A................................   $.01    200,000,000 10,281,667  8,206,392
   Series B-1.......................    .01     30,000,000 21,436,689 21,436,689
   Series B-2.......................    .01     25,000,000 17,206,210 17,206,210
   Series B-3.......................    .01     10,000,000  5,783,400  5,783,400

  The Company has authorized 10,000,000 shares of preferred stock, par value $.01 per share. For shares issued and outstanding, see Note 10.

 Initial Public Common Stock Offering

  In November 1997, the Company completed an initial public offering of 6,325,000 shares of Common Stock (the "Equity Offering"), raising $125.7 million of net proceeds, after deducting $10.3 million of offering expenses.

 Company Appreciation Rights, Appreciation Units and Stock Options

  In 1996, certain employees were granted Company Appreciation Rights ("CARs") and appreciation units. At the time of the Company's Initial Public Offering, these CARs and appreciation units were converted into options to purchase Class A Common Stock. The Company will recognize up to $185.5 million of compensation expense over the vesting period of the options. Through December 31, 1999, $138.3 million of stock-based compensation expense has been recognized, and up to $47.2 million will be recognized through September 1, 2002 as follows: $25.3 million in 2000, $20.0 million in 2001 and $1.9 million in 2002.

                                TELIGENT, INC.

 1997 Stock Incentive Plan

  The Company maintains the Teligent, Inc. 1997 Stock Incentive Plan, as amended (the "1997 Plan"). The 1997 Plan authorizes options to purchase an aggregate of 18,729,125 shares of Class A Common Stock, including the options converted from the CARs and Appreciation Units. The exercise price of options granted, as determined by the Company's Compensation Committee, approximates fair value. Generally, all options granted under the 1997 Plan vest over a period of five years and expire ten years from the date of grant.

  The Company applies the provisions of APB No. 25 in accounting for its stock-based compensation. Had compensation expense been determined in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 1999, 1998 and 1997 would have been $570.6 million, $324.4 million, and $161.2 million, or $10.68, $6.16, and $3.43 per share, respectively. Options arising from the conversion of CARs and Appreciation Units have been valued based on the number and exercise price of the options issued upon conversion. The weighted average fair value of options granted was $43.13, $21.66, and $18.57 in 1999, 1998 and 1997, respectively, using the
Black-Scholes option pricing model with the following assumptions: dividend yield 0%, risk free rate interest rate of 6.4% in 1999, 5.0% in 1998 and 6.6% in 1997, an expected life of 10 years, and an expected volatility of .861 in 1999, .648 in 1998 and .50 in 1997.

  Option activity for 1999, 1998 and 1997 is set forth below:

                                         Weighted-             Weighted-             Weighted-
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                                1999       Price      1998       Price      1997       Price
                             ----------  --------- ----------  --------- ----------  ---------
   Outstanding, January 1..  14,650,786   $12.32   12,810,685   $10.00          --    $  --
   Converted from
    Appreciation Units.....         --       --           --       --     6,471,047     7.07
   Converted from CARs.....         --       --           --       --     6,009,732    12.41
   Granted.................   2,073,700    50.07    2,084,714    28.43      380,450    22.18
   Canceled................    (510,538)   30.43     (194,631)   20.52      (50,544)   12.94
   Exercised...............  (1,803,691)    9.46      (49,982)    7.44          --       --
                             ----------            ----------            ----------
   Outstanding, December
    31.....................  14,410,257    17.47   14,650,786    12.32   12,810,685    10.00
                             ==========            ==========            ==========
   Exercisable, December
    31.....................   5,337,648   $ 6.91    3,824,319   $ 5.79    1,455,729   $ 4.34
                             ==========            ==========            ==========

  Options outstanding and exercisable by price range as of December 31, 1999 are as follows:

                                        Weighted-
                                         Average                                Weighted-
                                        Remaining      Weighted -                Average
        Range of                       Contractual      Average                 Exercise
     Exercise Prices     Outstanding Life (in years) Exercise Price Exercisable   Price
   -------------------   ----------- --------------- -------------- ----------- ---------
        $ 0.00--
          $10.00          9,371,240        6.9           $ 6.09      4,800,789   $ 5.16
         10.01--
           20.00            306,797        7.7            13.38         95,676    13.38
         20.01--
           30.00          1,428,792        8.3            25.10        391,562    23.69
         30.01--
           40.00            521,906        8.6            32.98         49,621    31.81
         40.01--
           50.00          1,914,722        8.1            45.41            --       --
         50.01--
           60.00            648,400        9.6            56.44            --       --
         60.01--
           70.00            215,100        9.6            63.57            --       --
         70.01--
           80.00              3,300        9.6            72.14            --       --
                         ----------                                  ---------
                         14,410,257        7.4           $17.47      5,337,648   $ 6.91
                         ==========                                  =========

                                TELIGENT, INC.

13. EMPLOYEE BENEFIT PLANS

  Employees of the Company may participate in a 401(k) retirement plan in which eligible employees may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed annual maximums as defined in the Internal Revenue Code. The Company matches one-half of a participant's contribution up to 6% of the participant's compensation. The Company's contributions to the plan were $1.7 million, $0.9 million and $0.1 million for 1999, 1998 and 1997, respectively.

  Effective July 1, 1999, the Company adopted the Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company has authorized the issuance of 300,000 shares of Class A Common Stock, which allows eligible employees to purchase such shares at 85% of the fair value of the Class A Common Stock. At December 31, 1999, the Company recorded a $2.3 million liability related to the purchase of 46,499 shares on January 2, 2000.

14. EVENT (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS

  In February 2000, the Company and two of its major shareholders entered into agreements to make major investments in ICG Communications, Inc. Teligent will acquire nearly three million shares of ICG stock for one million shares of Teligent common stock in an all stock-transaction (the "ICG Transaction"). The closing of the ICG Transaction, which is expected to close during the second quarter of 2000, is subject to regulatory and shareholder approval and satisfaction of other customary closing conditions.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts).

                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
                             --------  --------  --------  --------  --------
1999
Revenues.................... $  1,523  $  3,961  $ 10,320  $ 15,500  $ 31,304
Loss from operations........  (93,532) (107,752) (123,999) (133,733) (459,016)
Net loss applicable to
 common stockholders........ (108,112) (123,472) (143,640) (156,595) (531,819)
Basic and diluted net loss
 per common share...........    (2.05)    (2.34)    (2.66)    (2.89)    (9.95)

                               1st       2nd       3rd       4th
                             Quarter   Quarter   Quarter   Quarter    Total
                             --------  --------  --------  --------  --------
1998
Revenues.................... $     98  $    143  $    240  $    479  $    960
Loss from operations........  (34,724)  (53,032)  (68,202)  (92,739) (248,697)
Net loss applicable to
 common stockholders........  (38,558)  (59,136)  (78,545) (105,232) (281,471)
Basic and diluted net loss
 per common share...........    (0.73)    (1.12)    (1.49)    (2.00)    (5.35)

  The sum of the per common share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.