Form 10-Q
period 2000-03-31
TELIGENT INC
filed 2000-05-12
CIK 1047021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

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

The number of shares outstanding of each of the registrant's classes of common stock as of May 9, 2000 was as follows:

                   Common Stock, Class A                      38,123,727
                   Common Stock, Class B                      21,260,610

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            As of March 31, 2000 (unaudited) and December 31, 1999            3

         Unaudited Condensed Consolidated Statements of Operations -
            for the three months ended March 31, 2000 and 1999                4

         Unaudited Condensed Consolidated Statements of Cash Flows -
            for the three months ended March 31, 2000  and 1999               5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           13

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,      December 31,
                                                       2000             1999
                                                  -------------    -------------
 Assets                                             (Unaudited)
 Current assets:
     Cash and cash equivalents                    $    144,782      $  440,293
     Short-term investments                            141,152         116,610
     Accounts receivable, net of allowance
      for doubtful accounts of $5,219 and
      $2,503, respectively                              16,683          12,673
     Prepaid expenses and other current assets          17,156          17,914
     Restricted cash and investments                    38,700          38,224
                                                  ------------     -----------
       Total current assets                            358,473         625,714

 Property and equipment, net of accumulated
     depreciation of $73,392 and $56,404,
     respectively                                      476,134         402,989

 Intangible assets, net of accumulated
     amortization of $19,422 and $15,979,
     respectively                                      102,716          96,426
 Other assets                                           32,970           6,714
                                                  ------------     -----------
       Total assets                               $    970,293      $1,131,843
                                                  ============     ===========

 Liabilities and Stockholders' Deficit
 Current liabilities:

     Accounts payable                             $    51,823       $   46,994
     Accrued trade liabilities                        155,917          192,145
     Accrued interest and other                        42,832           43,869
                                                  -----------      -----------
       Total current liabilities                      250,572          283,008

 Long-term debt                                       817,554          808,799
 Other noncurrent liabilities                           3,427            3,165

 Series A preferred stock                             489,073          478,788

 Commitments and contingencies

 Stockholders' deficit:
     Common stock                                         553              547
     Additional paid-in capital                       526,938          519,607
     Accumulated deficit                           (1,117,824)        (962,071)
                                                  ------------     -----------
       Total stockholders' deficit                   (590,333)        (441,917)
                                                  ------------     -----------

     Total liabilities and stockholders' deficit  $   970,293       $1,131,843
                                                  ===========      ===========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)


                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2000            1999
                                                      ----------      ----------
 Revenues:
      Communications and integration services          $ 23,064         $ 1,523

 Costs and expenses:
      Cost of services                                   77,360          34,519
      Sales, general and administrative                  56,569          45,276
      Stock-based and other noncash compensation          7,821           7,864
      Depreciation and amortization                      19,129           7,396
                                                      ----------      ----------
          Total costs and expenses                      160,879          95,055
                                                      ----------      ----------

      Loss from operations                             (137,815)        (93,532)

 Interest and other income                                7,077           5,181
 Interest expense                                       (25,015)        (19,761)
                                                      ----------      ----------

      Net loss                                         (155,753)       (108,112)
 Accrued preferred stock dividends and
      amortization of issuance costs                    (10,284)               -
                                                     -----------     -----------

 Net loss applicable to common stockholders          $ (166,037)     $ (108,112)
                                                     ===========     ===========

 Basic and diluted net loss per common share         $    (3.02)     $    (2.05)
                                                     ===========     ===========

 Weighted average common shares outstanding              55,023          52,675
                                                     ===========     ===========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                   Three months ended March 31,
                                                    ----------------------------
                                                         2000             1999
                                                    ------------      ----------
Cash flows from operating activities:

 Net loss                                             $(155,753)      $(108,112)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                    19,129           7,396
        Accretion of senior discount notes
         and other amortization                           9,760           8,883
        Stock-based and other noncash compensation        7,821           7,864
        Other                                              (212)           (486)
        Changes in current assets and current
         liabilities, net of acquisition:
          Accounts receivable                            (2,391)           (347)
          Prepaid expenses and other current assets       2,147          (7,048)
          Accounts payable                                 (959)         (1,199)
          Accrued trade liabilities                         189           3,608
          Accrued interest and other                       (485)          4,398
                                                      ----------      ----------
             Net cash used in operating activities     (120,754)        (85,043)
                                                      ----------      ----------

 Cash flows from investing activities:

     Purchase of property and equipment                (125,671)        (31,546)
     Purchases of short-term investments                (53,373)              -
     Sales of short-term investments                     28,831               -
     Spectrum auction deposit                           (24,408)              -
     Advances to joint ventures                          (5,387)              -
     Cash paid for acquisitions, net of cash acquired      (732)              -
     Restricted cash and investments                       (476)         (5,958)
     Other investing activities                           1,395               -
                                                      ----------      ----------
        Net cash used in investing activities          (179,821)        (37,504)
                                                      ----------      ----------
 Cash flows from financing activities:

     Proceeds from exercise of stock options              5,710             769
     Debt financing costs                                  (646)            (31)
                                                      ----------      ----------
        Net cash provided by financing activities         5,064             738
                                                      ----------      ----------

 Net decrease in cash and equivalents                  (295,511)       (121,809)

 Cash and cash equivalents, beginning of period         440,293         416,247
                                                      ----------      ----------
 Cash and cash equivalents, end of period             $ 144,782       $ 294,438
                                                      ==========      ==========

 SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                           $  16,382       $  11,136
                                                      ==========      ==========
     Accrued preferred stock dividends to be paid in
        kind and amortization of issuance costs       $  10,284       $       -
                                                      ==========      ==========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       The Company

         Teligent, Inc. ("Teligent" or the "Company") is a full-service, facilities-based communications company offering business customers local and long-distance, high-speed data and dedicated Internet access services over the Company's digital SmartWave(TM) local networks and also provides network integration services. The Company's SmartWave(TM) local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology. The Company has initiated commercial service using its SmartWave(TM) networks in 40 markets across the United States.

2.       Significant Accounting Policies

         Basis of Presentation

         The Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") has prepared the unaudited condensed consolidated financial statements included herein. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the SEC. The results of operations for the three months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

3.       Supplemental Disclosure of Cash Flow Information

         Investing Activities

         During the three months ended March 31, 2000 and 1999, the Company incurred capital expenditures of $90.1 million and $56.7 million, respectively, of which $14.4 million and $25.2 million, respectively, was accrued and unpaid, and is not reflected in the accompanying condensed consolidated statements of cash flows. During the three months ended March 31, 2000, the Company paid $50.0 million to one vendor for capital expenditures that had been accrued in prior periods.

                                 TELIGENT, INC.

4.       Convertible Redeemable Preferred Stock

         The Company has authorized 10,000,000 shares of preferred stock, par value $.01 per share, liquidation preference of $1,000 per share, of which 509,370 shares and 500,000 shares are issued and outstanding at March 31, 2000 and December 31, 1999, respectively.

5.       Capital Stock

         The Company has authorized two classes of common stock, the Company's Class A Common Stock and Class B Common Stock, as defined below. The rights of the two classes of common stock are substantially identical, except that until the number of shares held by holders of the respective series of Class B Common Stock fall below certain thresholds, such holders will have the right to elect two directors to the Company's Board of Directors. As a result of Liberty Media Corporation's ("Liberty Media") acquisition of The Associated Group, Inc. on January 14, 2000, all of the shares of Series B-1 Common Stock (defined below) were converted into 21,436,689 shares of Class A Common Stock. Liberty Media has the right to elect three directors pursuant to the terms of a Stockholders Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (the "Stockholders Agreement"). Telcom Ventures also has the right to elect an additional director pursuant to the terms of the Stockholders Agreement.

         The number of shares authorized, issued and outstanding at March 31, 2000 and December 31, 1999, for each class of stock is summarized below:

                                                          Shares Issued
                                                         and Outstanding
                                                  ------------------------------
                  Par          Shares             March 31,         December 31,
Class            Value       Authorized             2000                1999
----------       -----       -----------          ----------          ----------
A                 $.01       200,000,000          33,061,261          10,281,667
Series B-1         .01        30,000,000                   -          21,436,689
Series B-2         .01        25,000,000          16,477,210          17,206,210
Series B-3         .01        10,000,000           5,783,400           5,783,400

                                 TELIGENT, INC.

6.       Other Transactions

         On February 17, 2000, the Company acquired a network equipment integrator (the "First Quarter Transaction"). The purchase price of the First Quarter Transaction consisted of 39,131 shares of Class A Common Stock valued at $3.2 million, and cash payments totaling $0.8 million. Earnout provisions could result in cash payments and the issuance of additional shares of Class A Common Stock totaling $6.0 million based on the market price of the Company's Class A Common Stock when specific earn-out conditions are met over the next three years if certain revenue and other benchmarks are achieved. The First Quarter Transaction was accounted for as a purchase with the majority of the purchase price being assigned to acquired intangibles.

         In February 2000, the Company and two of its major shareholders entered into agreements to make investments in ICG Communications, Inc. A subsidiary of Teligent will acquire nearly three million shares of ICG stock in exchange for one million shares of Teligent common stock in an all stock-transaction (the "ICG Transaction"). The closing of the ICG Transaction, which is expected to occur during the second quarter of 2000, is subject to shareholder approval at the Company's annual meeting of shareholders to be held on May 25, 2000, and satisfaction of other closing conditions.

7.       Subsequent Events

         In April 2000, the Company completed an underwritten offering of 4,000,000 shares of Class A Common Stock at a price of $50 per share, from which the Company raised approximately $190.7 million of net proceeds, after deducting approximately $9.3 million of offering expenses. In addition, one of the Company's stockholders sold 1,000,000 shares of Class A Common Stock, at a price of $50 per share. The Company received no proceeds from the selling stockholder's transaction.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for any historical information contained herein, the matters discussed in this quarterly report on Form 10-Q contain certain "forward-looking statements" within the meaning of Section 21E of the Private Securities Litigation Reform Act of 1995, and should be read in conjunction with our 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors. The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation: (1) the Company's ability to meet its existing debt service obligations and the availability of additional funds to pursue the Company's business plan; (2) the Company's pace of entry into new domestic and international market areas and the ability to secure building access; (3) the Company's success in obtaining spectrum licenses in international markets and the ability of the Company to negotiate definitive agreements with its international joint venture partners;
(4) the time and expense required to build the Company's planned network; (5) the Company's ability to integrate and maintain internal management, technical information and accounting systems; (6) the Company's ability to hire and retain qualified personnel to operate its business; (7) the impact of changes in telecommunication laws and regulations; (8) the Company's success in gaining regulatory approval for its products and services, when required; (9) the Company's ability to successfully interconnect with the incumbent carriers; (10) the timely supply of necessary equipment; (11) the Company's ability to adjust to rapid changes in technology and to prevent misappropriation of its technology; (12) the intensity of competition in the markets in which we provide service and the Company's ability to attract and retain a sufficient number of revenue-generating customers in such markets; and (13) general economic conditions and the condition of the financial markets, particularly within the communications and technology sectors which have historically been more volatile than the markets generally. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

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

         The following discussion should be read in connection with the attached condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto as of and for the year ended December 31, 1999, included in our Annual Report on Form 10-K.

Overview

         Teligent offers business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(TM) local networks and also provides network integration services. Our SmartWave(TM) local networks integrate fixed wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(TM) local networks in 40 market areas that comprise more than 580 cities and towns with a combined population of more than 100 million people.

         Our losses, as well as our negative operating cash flow, have been significant to date, and we expect both to continue for several years until we develop a customer base that will generate sufficient revenues to fund operating expenses. After we initiate service in most of our market areas, we expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity or services without significantly increasing related capital expenditures, costs of building access rights and other operating costs. Our ability to generate positive cash flow will depend in part on the extent of capital expenditures in current and new market areas, including international expansion, competition in our current market areas and any potential adverse regulatory developments. Various financing sources will be required to fund our growth as well as cover our expected losses from operations.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

           We generated revenue from providing communications and integration services of $23.1 million for the three months ended March 31, 2000, compared to $1.5 million for the corresponding period in 1999. The increase in revenues is reflective of, among other things, the growth in our customer base and expansion into new markets during 1999.

         Cost of services, consisting primarily of personnel-related costs, telecommunications expenses and site rent and site acquisition expenses related to network operations, totaled $77.4 million for the three months ended March 31, 2000, compared to $34.5 million for the corresponding period in 1999. This increase reflects the growth and development of our network operations to serve 40 major market areas and the increased number of employees from 1999 to 2000. We expect that our cost of services will continue to increase in accordance with our growth strategy.

         Sales, general and administrative expenses, consisting primarily of personnel-related costs, were $56.6 million for the three months ended March 31, 2000, compared to $45.3 million for the corresponding period in 1999. This increase primarily results from higher compensation and other personnel costs incurred during 2000 due to the increased number of employees required to drive our future growth.

         Stock-based and other noncash compensation expense was $7.8 million for the three months ended March 31, 2000, compared to $7.9 million for the corresponding period in 1999.

         Depreciation and amortization expense was $19.1 million for the three months ended March 31, 2000, compared to $7.4 million for the corresponding period in 1999. This increase is due to higher capital expenditures in 1999 and 2000 and the amortization of acquired intangibles associated with acquisitions. We expect depreciation and amortization expense to increase in future quarters as we further implement our growth strategy.

         Interest and other income was $7.1 million for the three months ended March 31, 2000, compared to $5.2 million for the corresponding period in 1999. This increase is due to higher average cash and cash equivalent balances in 2000 as a result of the proceeds received from the Series A Preferred Stock offering.

         Interest expense was $25.0 million for the three months ended March 31, 2000, compared to $19.8 million for the corresponding period in 1999. This increase is due to higher long-term debt balances resulting from borrowings made against the Credit Facility during 1999 and the amortization of credit facility fees and interest incurred on the 11 1/2% Series B Discount Notes due 2008 issued in February 1998.

Liquidity and Capital Resources

Historical Cash Flows

         At March 31, 2000, we had working capital of $107.9 million that includes unrestricted cash and cash equivalents of $144.8 million, compared to working capital of $342.7 million including unrestricted cash and cash equivalents of $440.3 million at December 31, 1999. The decrease in working capital is primarily a result of lower cash and cash equivalent levels due to increased operating costs and capital expenditures as we implement our growth strategy. We will need a significant amount of cash to build our networks, both domestically and internationally, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand, together with the credit facilities and proceeds from the April 2000 offering of Class A Common Stock, will provide sufficient funds to carry out our current business plan into the year 2001, our management continually evaluates potential financing options. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the credit facilities, financing under our existing shelf registration statement and potential additional financings. However, there can be no assurance that we will be able to obtain additional financing, or financing on terms acceptable to us.

         Our total assets decreased from $1,131.8 million at December 31, 1999 to $970.3 million at March 31, 2000, as lower cash and cash equivalent balances were partially offset by higher short-term investment and property and equipment balances. Property and equipment, net of accumulated depreciation, was $476.1 million at March 31, 2000 compared to $403.0 million at December 31, 1999. This increase was due to capital expenditures related to the growth and development of our network operations.

         We used cash in operations of $120.8 million for the three months ended March 31, 2000, due to the operating loss for the period and the decrease in accrued trade liabilities, partially offset by depreciation and amortization and stock-based and other noncash compensation. For the same period in 1999, we used cash in operations of $85.0 million, due primarily to the operating loss for the period offset primarily by stock-based and other noncash compensation.

         We used $179.8 million of cash in investing activities for the three months ended March 31, 2000, primarily relating to the purchase of property and equipment, the deposit of funds for spectrum auctions and licensing acquisition costs and the purchase of short-term investments. For the same period in 1999, we used $37.5 million for the purchase of property and equipment and the purchase of certificates of deposit used to secure letters of credit.

         Cash flows provided by financing activities for the three months ended March 31, 2000 were $5.1 million, consisting primarily of proceeds from the exercise of employee stock options. For the same period in 1999, cash flows from financing activities were $0.7 million consisting primarily of net proceeds from the exercise of employee stock options.

Recent Developments

ICG Transaction

         In February 2000, the Company and two of its major shareholders entered into agreements to make investments in ICG Communications, Inc. A subsidiary of Teligent will acquire nearly three million shares of ICG stock in exchange for one million shares of Teligent common stock in an all stock-transaction. The closing of the ICG Transaction, which is expected to occur during the second quarter of 2000, is subject to shareholder approval at the Company's annual meeting of shareholders to be held on May 25, 2000, and satisfaction of other closing conditions.

Common Stock Offering

         In April 2000, the Company completed an underwritten offering of 4,000,000 shares of Class A Common Stock at a price of $50 per share, from which the Company raised approximately $190.7 million of net proceeds, after deducting approximately $9.3 million of offering expenses. In addition, one of the Company's stockholders sold 1,000,000 shares of Class A Common Stock, at a price of $50 per share. The Company received no proceeds from the selling stockholder's transaction.

Network Services Agreement with Level 3 Communications Inc. ("Level 3")

         On May 9, 2000, the Company announced a comprehensive network services agreement with Level 3. Under the agreement, the Company will leverage Level 3's domestic fiber infrastructure to connect the Company's markets and also to enhance the Company's reach of its local broadband networks within markets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our Credit Facility. At March 31, 2000, we had an outstanding loan balance of $200 million under the Credit Facility, which incurs interest at a floating rate tied to a LIBOR or an alternate base rate. The outstanding balance under the Credit Facility represents approximately 25% of our outstanding long-term debt.

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

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         On February 17, 2000, the Company issued an aggregate of 39,131 shares of Class A Common Stock in connection with the acquisition of a network equipment integrator. Such shares were issued to various individuals in exchange for the outstanding capital shares of the target company. In addition, the Company may issue additional shares of its Class A Common Stock, valued at $6.0 million in the aggregate, to the same individuals through February 28, 2003, pursuant to earnout provisions to which such individuals are entitled if certain revenue and other benchmarks are achieved. All shares of Class A Common Stock issued in the First Quarter Transaction were issued pursuant to an exemption from the registration requirements of the 1933 Act, under Section 4(2) of the 1933 Act. These sales were made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the assets and liabilities of the acquired company.

Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  (27)     Teligent, Inc. Financial Data Schedule
                  (99.1)   Teligent, Inc. Press Release dated May 10, 2000

          (b)     Reports on Form 8-K

                                              Item                Financial
                  Date of Report            Reported           Statements Filed
                  --------------            --------           ----------------

                  January 18, 2000           Item 1 -                None
                                           Changes in
                                           Control of
                                           Registrant

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELIGENT, INC.
                                       (Registrant)

Date:  May 12, 2000                    By: /s/  Cindy L. Tallent
                                             ---------------------------
                                                Cindy L. Tallent
                                                Acting Chief Financial Officer
                                                  and Treasurer, Senior Vice
                                                  President and Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

   27         Financial Data Schedule for the three months ended March 31, 2000.

   99.1       Press release of Teligent, Inc. dated May 10, 2000.