Form 10-Q
period 2000-06-30
TELIGENT INC
filed 2000-08-14
CIK 1047021

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

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

The number of shares outstanding of each of the registrant's classes of common stock as of August 4, 2000 was as follows:

                      Common Stock, Class A                   40,254,238
                      Common Stock, Class B                   21,260,610

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -

           As of June 30, 2000 (unaudited) and December 31, 1999               3

        Unaudited Condensed Consolidated Statements of Operations -

           for the three and six months ended June 30, 2000 and 1999           4

        Unaudited Condensed Consolidated Statements of Cash Flows -

           for the six months ended June 30, 2000 and 1999                     5

        Notes to Unaudited Condensed Consolidated Financial Statements         6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3. Quantitative and Qualitative Disclosure About Market Risk             14

PART II.OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 6. Exhibits and Reports on Form 8-K                                      16

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,   December 31,
                                                           2000        1999
                                                      ------------- ------------
 Assets                                                (Unaudited)
 Current assets:
     Cash and cash equivalents                        $   160,430    $  440,293
     Short-term investments                               130,111       116,610
     Accounts receivable, net of allowance
      for doubtful accounts of $6,563 and
      $2,503, respectively                                 26,065        12,673
     Prepaid expenses and other current assets             27,743        17,914
     Restricted cash and investments                       21,848        38,224
                                                      -------------  -----------
       Total current assets                               366,197       625,714
 Property and equipment, net of accumulated
     depreciation of $91,325 and $56,404,
     respectively                                         543,268       402,989
 Intangible assets, net of accumulated
     amortization of $22,552 and $15,979,
     respectively                                         117,859        96,418
 International joint ventures and other assets             32,884         6,722
                                                      -------------  -----------
       Total assets                                   $ 1,060,208    $1,131,843
                                                      =============  ===========
 Liabilities and Stockholders' Deficit
 Current liabilities:
     Accounts payable                                 $    60,484    $   46,994
     Accrued trade liabilities                            173,952       192,145
     Accrued expenses                                      44,813        43,869
                                                      -------------  -----------
       Total current liabilities                          279,249       283,008

 Long-term debt                                           826,612       808,799
 Other noncurrent liabilities                               3,693         3,165

 Series A preferred stock                                 499,344       478,788

 Commitments and contingencies

 Stockholders' deficit:

     Common stock                                             600           547
     Additional paid-in capital                           732,655       519,607
     Accumulated deficit                               (1,281,945)     (962,071)
                                                      -------------  -----------
       Total stockholders' deficit                       (548,690)     (441,917)
                                                      -------------  -----------
     Total liabilities and stockholders' deficit      $ 1,060,208     1,131,843
                                                      =============  ===========

           See notes to condensed consolidated financial statements.

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                    ---------------------- ---------------------
                                         2000       1999       2000       1999
                                    ----------- ---------- ---------- ----------
 Revenues:

      Communications services       $   32,264 $    3,961 $   55,328 $    5,484

 Costs and expenses:

   Cost of services                     86,394     43,638    163,442     77,942
   Sales, general and administrative    59,755     50,051    116,636     95,542
   Stock-based and other noncash
     compensation                        8,250      7,937     16,071     15,801
   Depreciation and amortization        24,020     10,087     43,149     17,483
                                    ----------- ---------- ---------- ----------
          Total costs and expenses     178,419    111,713    339,298    206,768
                                    ----------- ---------- ---------- ----------

    Loss from operations              (146,155)  (107,752)  (283,970)  (201,284)

 Interest and other income               7,236      4,193     14,313      9,373
 Interest expense                      (25,202)   (19,913)   (50,217)   (39,675)
                                    ----------- ---------- ---------- ----------

    Net loss                          (164,121)  (123,472)  (319,874)  (231,586)
 Accrued preferred stock
    dividends and amortization of
    issuance costs                     (10,335)         -    (20,619)         -
                                    ----------- ---------- ---------- ----------

 Net loss applicable to common
    stockholders                    $ (174,456)$ (123,472)$ (340,493)$ (231,586)
                                    =========== ========== ========== ==========

 Basic and diluted net loss per
    common share                    $    (2.94)$    (2.34)$    (5.95)$    (4.39)
                                    =========== ========== ========== ==========

 Weighted average common shares
    outstanding                         59,362     52,828     57,199      52,752
                                    =========== ========== ========== ==========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                             Six months ended
                                                                  June 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
 Cash flows from operating activities:
 Net loss                                                 $(319,874)  $(231,586)
 Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                        43,149      17,483
        Accretion of senior discount notes
         and other amortization                              19,660      17,921
        Stock-based and other noncash compensation           16,071      15,801
        Other                                                  (128)        978
        Changes in current assets and current
         liabilities, net of acquisitions:
           Accounts receivable                               (7,217)     (2,664)
           Prepaid expenses and other current assets         (8,058)     (5,356)
           Accounts payable                                   4,477        (920)
           Accrued trade liabilities                          1,598       7,329
           Accrued expenses                                  (4,460)     (2,398)
                                                          -----------  ---------
              Net cash used in operating activities        (254,782)   (183,412)
                                                          -----------  ---------
 Cash flows from investing activities:

     Purchase of property and equipment                    (194,992)    (61,257)
     Purchase of short-term investments                     (82,792)    (64,343)
     Sales of short-term investments                         69,334       3,343
     Advances to international joint ventures                (8,218)          -
     Cash paid for acquisitions, net of cash acquired        (3,849)          -
     Restricted cash and investments                         (2,306)     11,052
     Other investing activities                                 824            -
                                                          -----------  ---------
              Net cash used in investing activities        (221,999)   (111,205)
                                                          -----------  ---------
 Cash flows from financing activities:

     Proceeds from common stock offering                    190,487           -
     Proceeds from exercise of stock options                  6,471       3,987
     Debt financing costs                                       (40)       (529)
     Proceeds from long-term debt                                 -     200,000
                                                          -----------  ---------

              Net cash provided by financing activities     196,918     203,458
                                                          -----------  ---------
 Net decrease in cash and equivalents                      (279,863)    (91,159)

 Cash and cash equivalents, beginning of period             440,293     416,247
                                                          ------------ ---------
 Cash and cash equivalents, end of period                 $ 160,430   $ 325,088
                                                          ============ =========
 SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                               $  50,311   $  31,183
                                                          ============ =========
     Accrued preferred stock dividends and
        amortization of issuance costs                    $  20,619   $       -
                                                          ============ =========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.       The Company

         Teligent, Inc. ("Teligent" or the "Company") is a full-service, facilities-based communications company offering business customers local and long-distance, high-speed data and dedicated Internet access services over the Company's digital SmartWave(TM) local networks and also provides network integration services. The Company's SmartWave(TM) local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology. As of June 30, 2000, the Company has initiated commercial service using its SmartWave(TM) networks in 41 markets across the United States.

         The Company has established international joint ventures with local partners in foreign countries. These joint ventures have acquired fixed wireless spectrum licenses and are in the process of building and operating wireless connection facilities in foreign countries.

2.       Significant Accounting Policies

         Basis of Presentation

         The Company, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), has prepared the unaudited condensed consolidated financial statements included herein. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the SEC. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Consolidation

         The condensed consolidated financial statements include the accounts of
the  Company  and  its  subsidiaries   after   elimination  of  all  significant
intercompany transactions.

         Other Comprehensive Income

         For the three and six months ended June 30, 2000 and 1999, the Company's comprehensive loss approximates its net loss.

         Reclassifications

         Certain  amounts  in  prior  period  financial   statements  have  been
reclassified to conform to the current period presentation.

                                 TELIGENT, INC.

3.       Supplemental Disclosure of Cash Flow Information

         Investing Activities

         During the six months ended June 30, 2000 and 1999, the Company incurred capital expenditures of $175.2 million and $91.5 million, respectively, of which $30.2 million and $30.3 million, respectively, was accrued and unpaid, and is not reflected in the accompanying condensed consolidated statements of cash flows. During the six months ended June 30, 2000, the Company paid $50.0 million to one vendor for capital expenditures that had been accrued in prior periods.

4.       Convertible Redeemable Preferred Stock

         The Company has authorized 10,000,000 shares of preferred stock, of which 519,228 shares and 500,000 shares of its 7 3/4% Series A cumulative convertible preferred stock, liquidation preference of $1,000 per share, par value $.01 per share ("Series A Preferred Stock"), were issued and outstanding at June 30, 2000 and December 31, 1999, respectively.

         The Series A Preferred Stock is convertible into the Company's Class A common stock, par value $.01 per share ("Class A Common Stock"), by the holders at any time, but may be called by the Company after five years unless converted to Class A Common Stock. Outstanding shares of Series A Preferred Stock, if any, must be redeemed in 2014 at a redemption price payable in cash equal to 100% of the then effective liquidation preference plus accrued and unpaid dividends.

5.       Capital Stock

         The Company has authorized two classes of common stock, Class A Common Stock and Class B common stock, par value $.01 per share ("Class B Common Stock"), consisting of three series, Class B Series 1 common stock ("Series B-1"), Class B Series 2 common stock ("Series B-2") and Class B Series 3 common stock ("Series B-3"). The number of shares authorized, issued and outstanding at June 30, 2000 and December 31, 1999, for each class of common stock is summarized below:

                             June 30,                      December 31,
                              2000                            1999
                    -----------------------------   ----------------------------
             Par       Shares      Shares Issued      Shares       Shares Issued
Class       Value    Authorized   and Outstanding   Authorized   and Outstanding
----------  -----   -----------   ---------------   -----------  ---------------
A            $.01   500,000,000     38,754,201      200,000,000       10,281,667
Series B-1    .01             -              -       30,000,000       21,436,689
Series B-2    .01    50,000,000     15,477,210       25,000,000       17,206,210
Series B-3    .01    20,000,000      5,783,400       10,000,000        5,783,400


         In January 2000, as a result of Liberty Media Corporation's acquisition of The Associated Group, Inc., all of the outstanding shares of Class B Series 1 common stock owned by The Associated Group, Inc. were converted into 21,436,689 shares of Class A Common Stock.

                                 TELIGENT, INC.

         On May 25, 2000 the Company's shareholders approved an amendment to the Company's certificate of incorporation increasing the total number of authorized shares of Class A Common Stock to 500,000,000, eliminating the Series B-1 common stock and increasing the number of authorized shares of Series B-2 common stock to 50,000,000 and Series B-3 common stock to 20,000,000. As of June 30, 2000, the Company filed an amendment to the certificate of incorporation with the Secretary of State of the State of Delaware as approved by the Company's shareholders, reflecting the amendments.

         In April 2000, the Company completed an underwritten offering of 4,000,000 shares of Class A Common Stock at a price of $50 per share, from which the Company raised approximately $190.5 million of net proceeds, after deducting approximately $9.5 million of offering expenses. In addition, one of the Company's stockholders sold 1,000,000 shares of Class A Common Stock, at a price of $50 per share, of which the Company received no proceeds.

6.       Other Transactions

         During the six months ended June 30, 2000, the Company acquired a network equipment integrator and two telephone interconnect sales and service businesses (the "2000 Transactions"). The combined purchase price of the 2000 Transactions consisted of 663,343 shares of Class A Common Stock valued at $21.8 million at the time of issuance, and cash payments totaling $5.0 million. If specific earnout provisions, consisting of certain revenue and other benchmark targets, are met over the next three years, the Company would be obligated to make up to $1 million of additional cash payments and issue additional shares of Class A Common Stock totaling up to $10.0 million. The 2000 Transactions were accounted for as purchases with the majority of the purchase prices being assigned to acquired intangibles.

         On May 9, 2000, the Company announced a comprehensive network services agreement (the "Network Services Agreement") with Level 3 Communications, Inc. ("Level 3"). Under the Network Services Agreement, the Company will use Level 3's domestic fiber infrastructure to connect the Company's markets and also to enhance the reach of the Company's local broadband networks within its markets.

7.       Subsequent Event

       On July 6, 2000, the Company closed an investment in ICG Communications, Inc. ("ICG"), whereby a subsidiary of the Company acquired 2,996,076 shares of ICG common stock in exchange for one million shares of Class A Common Stock (the "ICG Transaction"). The ICG Transaction was approved by shareholders at the annual meeting held on May 25, 2000. The value of Teligent's investment in ICG as of the closing date was $62.0 million.

       On August 1, 2000, the Company made an additional $350 million draw on its existing credit facilities. The outstanding loan balance is $550 million inclusive of this drawdown.

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

Overview

         Teligent offers business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(TM) local networks. Our SmartWave(TM) local networks integrate fixed wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We are currently offering commercial service using our SmartWave(TM) local networks in 42 market areas that comprise more than 591 cities and towns with a combined population of more than 102 million people. We have also established international joint ventures with local partners in foreign countries. Certain joint ventures have acquired fixed wireless spectrum licenses and are in the process of building and operating wireless connection facilities in foreign countries.

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

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

           Teligent's revenues increased by $28.3 million to $32.3 million for the three months ended June 30, 2000 from $4.0 million for the corresponding period from 1999 and increased by $49.8 million to $55.3 million for the six months ended June 30, 2000 from $5.5 million for the corresponding period from 1999. These increases are due to revenue attributable to acquisitions, growth in our customer base and continued expansion into new markets. As of June 30, 2000, Teligent served approximately 26,000 customers, compared to approximately 4,000 customers at June 30, 1999. Our revenues are comprised of the following (amounts in thousands):

                            Three Months Ended             Six Months Ended
                            ------------------             ----------------
                      June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                      -------------  -------------  -------------  -------------
Local                      $ 7,140        $   604        $12,125         $  784
Long distance               16,527          2,730         29,753          3,766
Data and Integration         8,597            627         13,450            934
                      -------------  -------------  -------------  -------------
Total revenue              $32,264        $ 3,961        $55,328         $5,484
                      =============  =============  =============  =============

o Local service revenues increased by $6.5 million and $11.3 million for the three and six month periods ended June 30, 2000, respectively, compared to the corresponding periods from 1999. These increases are primarily due to the installation of customer lines and growth in our customer base, revenue attributable to acquisitions and continued expansion into new markets.

o Long distance service revenues increased by $13.8 million and $26.0 million for the three and six month periods ended June 30, 2000, respectively, compared to the corresponding periods from 1999. These increases are a result of revenue attributable to acquisitions, internal growth in our customer base and continued expansion into new markets.

o Data and integration service revenues increased by $8.0 million and $12.5 million for the three and six month periods ended June 30, 2000, respectively, compared to the corresponding periods from 1999. This growth is attributable to acquisitions of companies that provide data and integration services and internal growth during 2000.

         Cost of services, consisting primarily of telecommunications expenses, site acquisition and rent expenses and personnel costs, totaled $86.4 million and $163.4 million for the three and six months ended June 30, 2000, respectively, compared to $43.6 million and $77.9 million for the corresponding periods in 1999. These increases are primarily due to the costs of provisioning higher volumes of telecommunications and data traffic over our networks and the increased number of market areas to which we initiated service during these periods. We expect that our cost of services will continue to increase in accordance with our growth strategy.

         Sales, general and administrative expenses, consisting primarily of personnel-related costs, were $59.8 million and $116.6 million for the three and six months ended June 30, 2000, respectively, compared to $50.1 million and $95.5 million for the corresponding period in 1999. These increases are primarily attributable to the hiring of additional employees in support of our anticipated future growth. Additionally, we experienced increases in office rent related to our continued expansion into new markets.

         Stock-based and other noncash compensation expense was $8.3 million and $16.1 million for the three and six months ended June 30, 2000, respectively, compared to $7.9 million and $15.8 million for the corresponding periods in 1999. These expenses relate to compensation earned by employees and executives that are recognized over specified vesting periods.

         Depreciation and amortization expense was $24.0 million and $43.1 million for the three and six months ended June 30, 2000, respectively, compared to $10.1 million and $17.5 million for the corresponding periods in 1999. These increases are due to significant capital expenditures made during 1999 and 2000 and the amortization of acquired intangibles. We expect depreciation expense to increase as we continue to build our networks through the installation of additional telecommunications equipment and data centers.

         Interest and other income was $7.2 million and $14.3 million for the three and six months ended June 30, 2000, respectively, compared to $4.2 million and $9.4 million for the corresponding periods in 1999. These increases are due to higher average cash and cash equivalent balances in 2000 resulting from the proceeds received from the November 1999 offering of Series A Preferred Stock and the April 2000 common stock offering. Additionally, we received $1.3 million from a copyright infringement settlement that was completed during the second quarter of 2000.

         Interest expense was $25.2 million and $50.2 million for the three and six months ended June 30, 2000, respectively, compared to $19.9 million and $39.7 million for the corresponding period in 1999. These increases are due to higher long-term debt balances resulting from borrowings made against Teligent's existing credit facilities during 1999 and the amortization of credit facility fees and interest incurred on the 11 1/2% Series B Discount Notes due 2008 issued in February 1998.

Liquidity and Capital Resources

Historical Cash Flows

         At June 30, 2000, we had working capital of $86.9 million that includes unrestricted cash and cash equivalents of $160.4 million, compared to working capital of $342.7 million that includes unrestricted cash and cash equivalents of $440.3 million at December 31, 1999. The decrease in working capital is a result of lower cash and cash equivalent levels due to increased operating costs and capital expenditures as we continue to expand our service to new markets and to provide service to new customers within existing markets. We will need a significant amount of cash to continue to build our networks, both domestically and internationally, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand and short-term investments together with the credit facilities will provide sufficient funds to carry out our current business plan into early 2001, our management continually evaluates potential financing options. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the credit facilities, financing under our existing shelf registration statement and potential additional financings. However, there can be no assurance that we will be able to obtain additional financing, or financing on terms acceptable to us.

         Our total assets decreased from $1,131.8 million at December 31, 1999 to $1,060.2 million at June 30, 2000, as lower cash and cash equivalent balances were partially offset by higher short-term investment and property and equipment balances and advances to international joint ventures, including funding of performance bonds and other costs of the joint ventures. Property and equipment, net of accumulated depreciation, was $543.3 million at June 30, 2000 compared to $403.0 million at December 31, 1999. This increase was due to capital expenditures related to the growth and development of our network operations, partially offset by increased accumulated depreciation.

         We used cash in operations of $254.8 million for the six months ended June 30, 2000, consisting primarily of the operating loss for the period, partially offset by depreciation, amortization and stock-based and other noncash compensation. For the same period in 1999, we used cash in operations of $183.4 million, due primarily to the operating loss for the period partially offset by stock-based and other noncash compensation, depreciation, amortization and other charges.

         We used $222.0 million of cash in investing activities for the six months ended June 30, 2000, primarily relating to the purchase of property, equipment and short-term investments and advances to international joint ventures. For the same period in 1999, we used $111.2 million primarily for the purchase of property and equipment and short-term investments.

         Cash flows provided by financing activities for the six months ended June 30, 2000 were $196.9 million, consisting primarily of proceeds from the common stock offering held in April 2000 and the exercise of employee stock options. For the same period in 1999, cash flows from financing activities were $203.5 million consisting primarily of net proceeds from a $200 million drawdown of our credit facility and the exercise of employee stock options.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our credit facilities. At June 30, 2000, we had an outstanding loan balance of $200 million under our credit facilities, which incurs interest at a floating rate tied to a LIBOR or an alternate base rate. The outstanding balance under our credit facilities represents approximately 25% of our outstanding long-term debt. During August 2000, we made an additional $350 million draw on our credit facilities, resulting in a $550 million outstanding loan balance.

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

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         During the second quarter, the Company issued an aggregate of 663,343 shares of Class A Common Stock in connection with the acquisition of two telephone interconnect sales and service businesses. Such shares were issued to various individuals in exchange for the outstanding capital shares of the target companies. All shares of Class A Common Stock issued in this transaction were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 Act, under Section 4(2) of the act. These sales were made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the assets and liabilities of the acquired company.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Shareholders on May 25, 2000. Following are descriptions of the matters voted on and the results of such meeting:

                                                 Number of Shares
                                                 ----------------
Matters Voted On                               For          Withheld
                                               ---          --------
1.   Election of Directors:

     Alex J. Mandl                          63,298,445       63,976
     David J. Berkman                       63,298,445       63,976
     Gary Howard                            63,291,445       70,976
     Neera Singh                            63,298,445       63,976
     Carl Vogel                             63,298,445       63,976

                                                                          Broker
                                        For       Against    Abstain    Non-Vote
                                        ---       -------    -------    --------
2.   Approval of an amendment
     to the 1997 Stock  Incentive
     Plan to increase the
     number of shares of Class A
     Common Stock reserved for
     issuance thereunder
     by 5,000,000 shares.             56,448,418  2,993,862   26,093   3,894,048

3.   Approval of an  amendment to
     increase  the number of
     authorized  shares of
     Class A Common Stock from
     200,000,000 to 500,000,000.      61,650,046  1,689,183   23,192           -

4.   Approval of an amendment to
     eliminate the Class B-Series 1
     Common Stock and to increase the
     number of authorized shares of
     Class B-Series 2 Common Stock
     from 25,000,000 to 50,000,000
     and Class B-Series 3 Common
     Stock from 10,000,000 to
     20,000,000.                       61,752,057  1,558,263  52,101           -

5.   Approval of the sale by a
     subsidiary of 1,000,000  shares
     of Class A Common Stock to a
     subsidiary of ICG Communications,
     Inc. in exchange for 2,996,076
     shares of ICG Communications,
     Inc. common stock.                37,717,675    293,879  20,130   3,894,048

6.   Proposal to ratify the appointment
     of Ernst and Young LLP as the
     Company'sindependent auditors for
     the year ended December 31, 2000. 63,311,984     30,059  20,378           -


Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  (3.1)    Certificate of Incorporation of Registrant, as
                           amended and currently in effect
                  (10.1)   Promissory Note, dated May 5, 2000 by Hamid Akhavan
                           to Teligent Services, Inc.
                  (27)     Teligent, Inc. Financial Data Schedule
                  (99.1)   Teligent, Inc. Press Release dated August 8, 2000

          (b)     Reports on Form 8-K

                                          Item
                  Date of Report        Reported      Financial Statements Filed
                  --------------        --------      --------------------------
                  April 7, 2000         Item 7 -                None
                                  Financial Statements,
                                   Pro Forma Financial
                                 Information and Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TELIGENT, INC.

                                          (Registrant)

Date:  August 11, 2000                    By: /s/ CINDY L. TALLENT
                                             -----------------------------------
                                               Cindy L. Tallent
                                               Acting Chief Financial Officer
                                               and Treasurer, Senior Vice
                                               President and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

3.1 Certificate of Incorporation of Registrant, as amended and currently in effect

10.1 Promissory Note, dated May 5, 2000 by Hamid Akhavan to Teligent Services, Inc.

27                Financial Data Schedule for the six months ended June 30,
                  2000.

99.1              Press release of Teligent, Inc. dated August 8, 2000.