Form 10-Q
period 2000-09-30
TELIGENT INC
filed 2000-11-14
CIK 1047021

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000.

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

The number of shares outstanding of each of the registrant's classes of common stock as of November 6, 2000 was as follows:

              Common Stock, Class A                      42,423,082
              Common Stock, Class B                      21,260,610

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           As of September 30, 2000 (unaudited) and December 31, 1999         3

         Unaudited Condensed Consolidated Statements of Operations -
           for the three and nine months ended September 30, 2000 and 1999    4

         Unaudited Condensed Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 2000 and 1999              5

         Notes to Unaudited Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES

EXHIBIT INDEX

                                 TELIGENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                September 30,      December 31,
                                                    2000               1999
                                                -------------      -------------
 Assets                                          (Unaudited)
 Current assets:
    Cash and cash equivalents                   $    171,993        $   440,293
    Short-term investments                           126,057            116,610
    Accounts receivable, net                          33,390             12,673
    Prepaid expenses and other current assets         28,170             17,914
    Restricted cash and investments                   23,401             38,224
                                                -------------      -------------
       Total current assets                          383,011            625,714

 Property and equipment, net of accumulated
     depreciation of $124,994 and $56,404,
     respectively                                    564,083            402,989
 Intangible assets, net of accumulated
     amortization of $27,539 and $15,979,
     respectively                                    197,473             96,418
 Investments in and advances to international
     ventures and other assets                        33,447              6,722
                                                -------------      -------------
       Total assets                              $ 1,178,014        $ 1,131,843
                                                =============      =============
 Liabilities and Stockholders' Deficit
 Current liabilities:
    Accounts payable                             $    73,575        $   239,139
    Accrued expenses                                  62,571             43,869
                                                -------------      -------------
       Total current liabilities                     136,146            283,008

 Long-term debt                                    1,215,203            808,799
 Other noncurrent liabilities                          9,346              3,165

 Series A preferred stock                            509,935            478,788

 Commitments and contingencies

 Stockholders' deficit:
    Common stock                                         637                547
    Additional paid-in capital                       816,803            519,607
    Accumulated deficit                           (1,510,056)          (962,071)
                                                -------------      -------------
       Total stockholders' deficit                  (692,616)          (441,917)
                                                -------------      -------------
     Total liabilities and stockholders'
       deficit                                   $ 1,178,014        $ 1,131,843
                                                =============      =============

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                      Three months ended     Nine months ended
                                         September 30,         September 30,
                                     ---------------------  --------------------
                                        2000       1999       2000       1999
                                     ----------  ---------  ---------  ---------
Revenues:
   Communications services           $  42,669 $   10,320  $  97,997  $  15,805

 Costs and expenses:

   Cost of services                     62,007     56,874    225,449    134,816
   Sales, general and administrative    72,807     56,794    189,264    152,336
   Stock-based and other noncash
     compensation                        6,470      7,830     22,541     23,631
   Depreciation and amortization        25,720     12,821     68,869     30,304
                                     ----------  ---------  ---------  ---------
        Total costs and expenses       167,004    134,319    506,123    341,087
                                     ----------  ---------  ---------  ---------
     Loss from operations             (124,335)  (123,999)  (408,126)  (325,282)

 Interest income                         6,983      5,084     20,211     14,466
 Interest expense                      (48,469)   (24,248)   (98,686)   (63,923)
 Other expense                         (62,290)      (477)   (61,384)      (486)
                                     ----------  ---------  ---------  ---------
     Net loss                         (228,111)  (143,640)  (547,985)  (375,225)

 Accrued preferred stock dividends
    and amortization of issuance
    costs                              (10,527)         -    (31,146)         -
                                     ----------  ---------  ---------  ---------

 Net loss applicable to common
    stockholders                     $(238,638) $(143,640) $(579,131) $(375,225)
                                     ========== ========== ========== ==========

 Basic and diluted net loss per
    common share                     $   (3.88) $   (2.66) $   (9.88) $   (7.06)
                                     ========== ========== ========== ==========

 Weighted average common shares
    outstanding                         61,469     54,013     58,621     53,177
                                     ========== ========== ========== ==========

            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                           Nine months ended
                                                              September 30,
                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------
 Cash flows from operating activities:

 Net loss                                               $(547,985)    $(375,225)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                          68,869        30,304
    Loss on write-down of available-for-sale
      securities                                           60,671             -
    Accretion of senior discount notes and other
      amortization                                         30,045        27,196
    Stock-based and other noncash compensation             22,541        23,631
    Losses in equity of affiliates                          1,628             -
    Changes in current assets and current liabilities:
       Accounts receivable                                (15,596)       (7,104)
       Prepaid expenses and other current assets           (8,963)       (8,409)
       Accounts payable                                  (161,357)       18,824
       Accrued expenses                                     5,786        22,934
                                                       -----------   -----------
          Net cash used in operating activities          (544,361)     (267,849)
                                                       -----------   -----------
 Cash flows from investing activities:

    Purchase of property and equipment                   (218,086)     (137,730)
    Purchase of short-term investments                   (106,997)      (98,988)
    Maturity of short-term investments                     97,550        10,326
    Investment in and advances to international
      ventures                                            (30,876)            -
    Cash paid for acquisitions, net of cash acquired      (29,345)       (2,498)
    Restricted cash and investments                        16,135        10,347
    Other                                                   1,928          (354)
                                                       -----------   -----------
          Net cash used in investing activities          (269,691)     (218,897)
                                                       -----------   -----------
 Cash flows from financing activities:

    Proceeds from long-term debt                          350,000       200,000
    Proceeds from common stock offering                   189,935             -
    Proceeds from exercise of stock options                 7,795         9,991
    Other                                                  (1,978)         (689)
                                                       -----------   -----------
          Net cash provided by financing activities       545,752       209,302
                                                       -----------   -----------
 Net decrease in cash and equivalents                    (268,300)     (277,444)
 Cash and cash equivalents, beginning of period           440,293       416,247
                                                       -----------   -----------
 Cash and cash equivalents, end of period               $ 171,993     $ 138,803
                                                       ===========   ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                             $  82,556     $  55,431
                                                       ===========   ===========
     Accrued preferred stock dividends and
        amortization of issuance costs                  $  31,146     $       -
                                                       ===========   ===========
            See notes to condensed consolidated financial statements

                                 TELIGENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       The Company

         Teligent, Inc. ("Teligent" or the "Company") is a full-service, facilities-based communications company offering business customers local and long-distance, high-speed data and dedicated Internet access services over the Company's digital SmartWave(TM) local networks and also provides network integration and teleconferencing services. The Company's SmartWave(TM) local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology.

         The Company has established several international ventures with local partners in foreign countries. These ventures have acquired fixed wireless spectrum licenses in order to build and operate wireless communications facilities in those countries.

2.       Significant Accounting Policies

         Basis of Presentation

         The Company, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), has prepared the unaudited condensed consolidated financial statements included herein. In the opinion of the Company's management, all adjustments and reclassifications of a normal and recurring nature necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to SEC rules and regulations. These condensed consolidated unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the SEC. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. International ventures are accounted for by the equity method where common stock ownership is at least 20% and not more than 50%, or the Company is unable to exercise effective control.

         Reclassifications

         Certain  amounts  in  prior  period  financial   statements  have  been
reclassified to conform to the current period presentation.

                                 TELIGENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.       Comprehensive Loss

         Comprehensive loss includes net loss and foreign currency translation adjustments. The components of other comprehensive loss are as follows (amounts in thousands):

                                       Three months ended   Nine months ended
                                          September 30,       September 30,
                                     --------------------- ---------------------
                                        2000       1999       2000      1999
                                     ---------- ---------- ---------- ----------
Loss applicable to common
   shareholders                      $(238,638) $(143,640) $(579,131) $(375,225)
Other comprehensive loss:
     Foreign currency translation
       adjustments                      (1,520)         -     (1,520)         -
                                     ---------- ---------- ---------- ----------
Comprehensive loss applicable to
     common shareholders             $(240,158) $(143,640) $(580,651) $(375,225)
                                     ========== ========== ========== ==========

4.       Long-Term Debt

         On August 1, 2000, the Company borrowed an additional $350 million on its existing credit facility. As of September 30, 2000, the Company had a $550 million outstanding loan balance under its existing credit facility.

5.       Convertible Redeemable Preferred Stock

         The Company has authorized 10,000,000 shares of preferred stock, of which 529,289 shares and 500,000 shares of its 7 3/4% Series A cumulative convertible preferred stock, liquidation preference of $1,000 per share, par value $.01 per share ("Series A Preferred Stock"), were issued and outstanding at September 30, 2000 and December 31, 1999, respectively.

6.       Capital Stock

         The Company has authorized two classes of common stock, Class A Common Stock and Class B common stock, par value $.01 per share ("Class B Common Stock"), consisting of three series, Class B Series 1 common stock ("Series B-1"), Class B Series 2 common stock ("Series B-2") and Class B Series 3 common stock ("Series B-3"). The number of shares authorized, issued and outstanding at September 30, 2000 and December 31, 1999, for each class of common stock is summarized below:
                           September 30,                   December 31,
                               2000                           1999
                     ----------------------------  ----------------------------
               Par     Shares      Shares Issued     Shares      Shares Issued
Class         Value  Authorized   and Outstanding  Authorized   and Outstanding
----------    -----  ----------   ---------------  -----------  ----------------
A             $.01   500,000,000     42,423,082    200,000,000      10,281,667
Series B-1     .01             -              -     30,000,000      21,436,689
Series B-2     .01    50,000,000     15,477,210     25,000,000      17,206,210
Series B-3     .01    20,000,000      5,783,400     10,000,000       5,783,400

                                 TELIGENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         In January 2000, as a result of Liberty Media Corporation's acquisition of The Associated Group, Inc., all of the outstanding shares of Series B-1 owned by The Associated Group, Inc. were converted into 21,436,689 shares of Class A Common Stock, and the Series B-1 shares were subsequently cancelled.

7.   Other Transactions

         During the nine months ended September 30, 2000, the Company acquired several communications companies (the "2000 Transactions"). The combined purchase price of the 2000 Transactions consisted of 2,822,154 shares of Class A Common Stock valued at $47.2 million at the time of issuance and cash payments totaling $30.4 million. If specific earnout provisions, consisting of certain revenue and other benchmark targets, are met over the next three years, the Company would be obligated to make additional cash payments and Class A Common Stock issuances. The 2000 Transactions were accounted for as purchases with approximately $113.8 million being assigned to acquired intangibles, which is being amortized on a straight-line basis over a period from 5-15 years. Significant non-cash investing and financing activities and certain supplemental disclosures resulting from acquisitions are as follows (amounts in thousands):

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2000          1999
                                                        ---------      ---------
Cash paid for acquisitions, net of cash acquired:

     Recorded value of assets acquired                  $ 22,972       $  1,759
     Identified intangibles                              113,813         16,787
     Net liabilities assumed                             (60,215)        (2,878)
     Common stock issued in acquisitions                 (47,225)       (13,170)
                                                        ---------      ---------
                                                        $ 29,345       $  2,498
                                                        =========      =========

         In July 2000, the Company closed an investment in ICG Communications, Inc. ("ICG"), whereby a subsidiary of the Company acquired 2,996,076 shares of ICG common stock in exchange for one million shares of Class A Common Stock (the "ICG Transaction"). The value of the Company's investment in ICG as of the closing date was $62.0 million. Subsequent to the closing date of the ICG Transaction, the market value of ICG common stock decreased significantly, and the Company has concluded that the decline is other than temporary. Accordingly, the Company has written its investment in ICG common stock down to its market value, which management believes approximates fair value. At September 30, 2000, the market value of the investment in ICG common stock was $1.3 million and Teligent realized a loss on this investment of $60.7 million.

         In September 2000, the Company resolved an outstanding liability with one of its vendors. This transaction resulted in a reduction of telecommunications costs (cost of services) of $27.9 million for the three months ended September 30, 2000, and will result in a reduction of $11.8 million in the three months ended December 31, 2000. Additionally, the transaction resulted in the payment of $17.3 million in interest to the vendor.

                                 TELIGENT, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   Subsequent Event

         On November 8, 2000, the Company announced a workforce reduction associated with its efforts to realign its sales, operations and real estate organizations. As a result of this work force reduction and organizational realignment, the Company expects to record a charge of approximately $13 million in the quarter ended December 31, 2000.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ------- ----------------------------------------------------------------

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

Overview

         Teligent offers business customers local, long distance, high-speed data and dedicated Internet services over our digital SmartWave(TM) local networks and provides network integration and teleconferencing services. Our SmartWave(TM) local networks integrate fixed wireless technologies with traditional broadband wireline technology. By integrating these technologies, we believe we are able to increase local network efficiency and significantly lower network costs. We have also established international ventures with local partners in foreign countries. These ventures have acquired fixed wireless spectrum licenses and are in the process of building and operating wireless communications facilities in foreign countries.

         Our operating losses, as well as our negative operating cash flow, have been significant to date, and we expect both to continue for several years until we develop a customer base that will generate sufficient revenues to fund operating expenses. We expect to have positive operating margins over time by increasing the number of customers and selling them additional capacity or services without significantly increasing related capital expenditures, costs of building access rights and other operating costs. Our ability to generate positive cash flow will depend in part on the extent of capital expenditures in current and new market areas, including international expansion, competition in our current market areas and any potential adverse regulatory developments. Various financing sources will be required to fund our growth as well as cover our expected losses from operations.

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months
   Ended September 30, 1999

           Teligent's revenues grew by $32.4 million, or 315%, to $42.7 million for the three months ended September 30, 2000, from $10.3 million for the corresponding period in 1999. For the nine months ended September 30, 2000, revenues increased by $82.2 million, or 520%, to $98.0 million from $15.8 million for the corresponding prior year period. These increases are due to revenue attributable growth in our customer base, acquisitions and continued expansion into new markets.

           Revenues, exclusive of revenues from entities acquired during 2000, increased by $19.7 million, or 191%, to $30.0 million and by $61.5 million, or 389%, to $77.3 million during the three and nine months ended September 30, 2000, respectively, as compared to the corresponding prior year period. This revenue growth is due to increases in the number of service lines in existing market areas and expansion into new markets. As of September 30, 2000, Teligent served approximately 34,200 customers, compared to approximately 7,500 customers at September 30, 1999. Revenues from entities acquired during 2000 totaled $12.7 million and $20.7 million for the three and nine months ended September 30, 2000, respectively.

Our revenues are comprised of the following (amounts in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30,
                                    --------------------- ----------------------
                                       2000       1999       2000        1999
                                    --------- ----------- ----------  ----------
Local                               $  9,167   $  1,648    $ 21,292    $  2,432
Long distance                         21,368      6,221      51,121       9,987
Data and Other                        12,134      2,451      25,584       3,386
                                    --------- -----------  ---------  ----------
Total revenue                       $ 42,669   $ 10,320    $ 97,997    $ 15,805
                                    ========= ===========  =========  ==========

o Local service revenues increased by $7.6 million, or 475%, and $18.9 million, or 788%, for the three and nine month periods ended September 30, 2000, respectively, compared to the corresponding periods from 1999. These increases are primarily due to the installation of customer lines and growth in our customer base and continued expansion into new markets.

o Long distance service revenues increased by $15.1 million, or 243%, and $41.1 million, or 411%, for the three and nine month periods ended September 30, 2000, respectively, compared to the corresponding periods from 1999. These increases are a result of internal growth in our customer base, revenue attributable to acquisitions and continued expansion into new markets.

o Data and other service revenues increased by $9.7 million, or 388%, and $22.2 million, or 653%, for the three and nine month periods ended September 30, 2000, respectively, compared to the corresponding periods from 1999. This growth is attributable to acquisitions of companies that provide data and other services and internal growth in our customer base.

         Cost of services, consisting primarily of telecommunications expenses, operating personnel costs and site acquisition and rent expenses, increased by $5.1 million, or 9%, to $62.0 million from $56.9 million and increased by $90.6 million, or 67%, to $225.4 million from $134.8 million for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding prior year periods. These increases are primarily due to the costs of provisioning higher volumes of telecommunications and data traffic over our networks and the increased number of market areas that we initiated service in during these periods, partially offset by the reduction in telecommunications costs totaling $27.9 million from the aforementioned transaction reached with one of the Company's major vendors. Increases in personnel related costs, site rent and utility expenses related to our expansion into new markets and services also contributed to the increase in cost of services for these periods.

         Sales, general and administrative expenses increased by $16.0 million, or 28%, to $72.8 million from $56.8 million and increased by $37.0 million, or 24%, to $189.3 million from $152.3 million for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to the hiring of additional employees incurred to support the expansion of our business through additional markets and services.

         Stock-based and other noncash compensation expense decreased by $1.3 million, or 17%, to $6.5 million from $7.8 million and by $1.1 million, or 5%, to $22.5 million from $23.6 million for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding prior year periods. These expenses relate to compensation earned by certain employees and executives at the time of the initial public offering that are being recognized over specified vesting periods. No additional grants have been made to these persons since the date of the initial public offering.

         Depreciation and amortization expense increased by $12.9 million, or 101%, to $25.7 million from $12.8 million and increased by $38.6 million, or 127%, to $68.9 million from $30.3 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999. These increases are due to significant capital expenditures made during 1999 and 2000 and the amortization of acquired intangibles. We expect depreciation expense to increase as we continue to build our networks through the installation of additional telecommunications equipment.

         Interest income increased by $1.9 million, or 37%, to $7.0 million from $5.1 million and increased by $5.7 million, or 39%, to $20.2 million from $14.5 million for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. These increases are due to higher average cash and cash equivalent balances in 2000 resulting from the proceeds received from the November 1999 offering of Series A Preferred Stock and the April 2000 offering of Class A Common Stock and higher average interest rates during the current year periods.

         Interest expense increased by $24.3 million, or 100%, to $48.5 million from $24.2 million and increased by $34.8 million, or 54%, to $98.7 million from $63.9 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999. These increases are due to interest associated with the aforementioned transaction with a vendor, higher long-term debt balances resulting from borrowings made against Teligent's existing credit facilities, the amortization of credit facility fees and interest incurred on the 11 1/2% Series B Discount Notes due 2008.

         Other expense increased by $61.8 million to $62.3 million and increased by $60.9 million to $61.4 million from $.5 million for each of the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999. These increases are primarily due to a $60.7 million loss on the write down of available-for-sale securities to their fair value during the third quarter of 2000. Additionally, we received $1.3 million from a copyright infringement settlement that was completed during the second quarter of 2000.

Liquidity and Capital Resources

Historical Cash Flows

         At September 30, 2000, we had working capital of $246.9 million that includes unrestricted cash, cash equivalents and short-term investments of $298.1 million, compared to working capital of $342.7 million that includes unrestricted cash, cash equivalents and short-term investments of $556.9 million at December 31, 1999. The decrease in working capital is a result of lower cash and cash equivalent levels due to increased operating costs and capital expenditures as we continue to expand our service to new markets and to provide service to new customers within existing markets. We will need a significant amount of cash to continue to build our networks, both domestically and internationally, market our services and cover operating expenditures. Although we anticipate our existing cash and cash equivalents on hand and short-term investments together with existing credit facilities will provide sufficient funds to carry out our current business plan into the second quarter of 2001, our management continually evaluates potential financing options. We also expect that current and future expansion and acquisitions will be financed from funds generated from operations, borrowings under the credit facilities, financing under our existing shelf registration statement and potential additional financings. However, there can be no assurance that we will be able to obtain additional financing, or financing on terms acceptable to us.

         Our total assets increased from $1,131.8 million at December 31, 1999 to $1,178.0 million at September 30, 2000, as higher property and equipment balances, acquired intangibles and investments in international ventures, were partially offset by lower cash and cash equivalent balances. Property and equipment, net of accumulated depreciation, was $564.1 million at September 30, 2000, compared to $403.0 million at December 31, 1999. This increase was due to capital expenditures related to the growth and development of our network operations, partially offset by increased accumulated depreciation.

         We used cash in operations of $544.4 million for the nine months ended September 30, 2000. Operating losses for the period and changes in working capital items were partially offset by depreciation, amortization, loss on the write-down of available-for-sale securities, non-cash interest expense and stock-based and other noncash compensation. For the same period in 1999, we used cash in operations of $267.8 million, due primarily to the operating loss for the period partially offset by depreciation, amortization, stock-based and other non-cash compensation and other non-cash charges.

         We used $269.7 million of cash in investing activities for the nine months ended September 30, 2000, primarily relating to the purchase of property and equipment, cash paid for acquisitions and advances to international ventures. For the same period in 1999, we used $218.9 million primarily for the purchase of property and equipment and short-term investments.

         Cash flows provided by financing activities for the nine months ended September 30, 2000 were $545.8 million, consisting primarily of a $350 million drawdown of our credit facility, proceeds of $189.9 million from the April 2000 offering of Class A Common Stock and the exercise of employee stock options. For the same period in 1999, cash flows from financing activities were $209.3 million consisting primarily of net proceeds from a $200 million drawdown of our credit facility and the exercise of employee stock options.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

           The Company has exposure to financial market risks, including changes in interest rates, foreign exchange rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our credit facilities. The Company has an outstanding loan balance of $550 million under our credit facilities, which incurs interest at a floating rate tied to a LIBOR or an alternate base rate. The outstanding balance under our credit facilities represents approximately 45% of our outstanding long-term debt.

           The Company's cash flow and earnings are subject to fluctuations due to exchange rate sensitivity. Foreign currency risk exists due to the Company's international ventures. The Company may attempt to limit its exposure to changing foreign exchange rates through both operational and financial market actions. We currently do not use any such actions to manage our exposure to foreign currency risk, but we may do so in the future.

           The Company also maintains securities with an original maturity of greater than 90 days, but less than one year. These securities are classified as "available for sale". An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

           Changes in interest rates do not have a direct impact on interest expense relating to our remaining fixed rate long-term debt, although the fair market value of our fixed rate debt is sensitive to changes in interest rates. If market rates declined, our interest payments could exceed those based on the current market rate. We currently do not use interest rate derivative instruments to manage our exposure to interest rate changes, but we may do so in the future.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         During the third quarter, the Company issued an aggregate of 2,158,811 shares of Class A Common Stock in connection with an acquisition of a teleconferencing business. Such shares were issued to various individuals in exchange for the outstanding capital shares of the target company. All shares of Class A Common Stock issued in this transaction were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of the act. This sale was made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the assets and liabilities of the acquired company.

         On July 6, 2000, the Company closed an investment in ICG Communications, Inc. ("ICG"), whereby a subsidiary of the Company acquired 2,996,076 shares of ICG common stock in exchange for one million shares of Class A Common Stock (the "ICG Transaction"). All shares of Class A Common Stock issued in the ICG Transaction were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, under Section 4(2) of the act. This sale was made without general solicitation or advertising. The Company has not received and will not receive any proceeds from the sale of these shares of Class A Common Stock other than the marketable security investment received in the ICG Transaction.

Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

         (10.1) Agreement, dated as of May 9, 2000, by and between Level 3 Communications, LLC and Teligent Services Inc., as amended.
                   [Portions of the document have been omitted pursuant to a
                    request for confidential treatment requested through November 1, 2005.]

         (27)    Teligent,  Inc.  Financial Data Schedule
         (99.1)  Teligent, Inc. Press Release dated November 8, 2000

          (b)     Reports on Form 8-K

                                                 Item            Financial
                  Date of Report               Reported       Statements Filed

                  September 8, 2000          Items 5 & 7 -           None
                                             Other Events;
                                         Financial Statements,
                                          Pro Forma Financial
                                        Information and Exhibits

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELIGENT, INC.
                                       (Registrant)

Date:  November 14, 2000               By: /s/  John C. Wright
                                           -------------------------------------
                                                John C. Wright

                                                Chief Financial Officer and
                                                  Senior Vice President
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

10.1     Agreement,  dated as of May 9,  2000,  by and  between  Level 3
           Communications,  LLC and Teligent  Services Inc., as amended.
            [Portions of the document have been omitted pursuant to a
             request for confidential treatment requested through November 1, 2005.]

27       Financial Data Schedule for the nine months ended September 30, 2000.

99.1     Press release of Teligent, Inc. dated November 8, 2000.