Form 10-K
period 2000-12-31
TELIGENT INC
filed 2001-03-30
CIK 1047021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 000-23387

                                 TELIGENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE
        (STATE OR OTHER JURISDICTION OF                           54-1866562
        INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

              8065 LEESBURG PIKE                                    22182
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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $27 million on March 26, 2001, based on the closing sales price of the registrant's Class A Common Stock as reported on The Nasdaq Stock Market as of such date.

    The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2001 was as follows:

                        Common Stock, Class A 42,583,265
                        Common Stock, Class B 21,260,610

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business                                                                           3
Item 2.   Properties                                                                        14
Item 3.   Legal Proceedings                                                                 14
Item 4.   Submission of Matters to a Vote of Security Holders                               14


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters             15
Item 6.   Selected Financial Data                                                           16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                        17
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                        24
Item 8.   Financial Statements and Supplementary Data                                       25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                        25


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                26
Item 11.  Executive Compensation                                                            26
Item 12.  Security Ownership of Certain Beneficial Owners and Management                    26
Item 13.  Certain Relationships and Related Transactions                                    26


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                   27


Signatures                                                                                  30

Index to Financial Statements                                                              F-1

    Except for any historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors. The Company cannot be sure that any of its expectations will be realized. Factors that may cause actual results, performance or achievements of the Company, or industry results, to differ materially from those contemplated by such forward-looking statements, include, without limitation:

- Our success in obtaining additional financing to pursue our business plan

- Our ability to comply with financial and other covenants in our debt instruments and to meet our existing debt service obligations

- Our ability to maintain the listing of our shares on the Nasdaq National Market or another principal trading exchange or market

- The volatility of the market, including changes in the valuations of other telecommunications and fixed wireless telecommunications companies

-       Our ability to successfully implement our new on-net strategy

- The timely supply of telecommunications equipment critical for the services we provide

- Our pace of entry into new domestic and international market areas and the ability to secure building access

- Our success in obtaining spectrum licenses in international markets and our ability to negotiate definitive agreements with our international joint venture co-venturers

-       The time and expense required to build our planned network

- Our ability to integrate and maintain internal management, technical information and accounting systems

- Our ability to hire or retain qualified personnel to operate our business

-       The impact of changes in telecommunication laws and regulations

- The success we have in gaining regulatory approval for our products and services, when required

- Our ability to successfully enter into agreements with traditional telephone companies that allow interconnection between our customers and their customers

- Our ability to adjust to rapid changes in technology and to prevent misappropriation of our technology

- The intensity of competition in the markets in which we provide service and our ability to attract and retain a sufficient number of revenue-generating customers in such markets

- General economic conditions and the condition of the financial markets, particularly within the communications and technology sectors which have historically been more volatile than the markets

    Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

                                     PART I

    In this Annual Report on Form 10-K, we will refer to Teligent, Inc., a Delaware corporation, and, as appropriate, its subsidiaries, as "Teligent," "the Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.


ITEM 1.   BUSINESS

TELIGENT

    We are a full-service communications company that offers its services primarily through its own facilities. We offer business customers local and long distance telephony, high-speed data and Internet access services over our digital SmartWave(TM) local networks. Our SmartWave(TM) local networks combine advanced fixed wireless technologies with traditional broadband wireline technology. Our digital wireless technology provides many of the advantages of fiber, such as the ability to transport information within a network at high speeds -- up to a speed commonly known as OC-3 speed -- via radios that transmit from one location to another single location, which is known as point-to-point transmissions, or up to a speed commonly known as DS-3 speed from one location to multiple locations, which is known as point-to-multipoint transmissions. We believe this technology addresses the growing marketplace demand for the delivery of broadband applications and services. This demand results in part from the increased acceptance and reliance on the Internet by business customers as well as the emergence of applications that require a substantial amount of bandwidth to function, such as electronic commerce, audio and video applications and the transfers of large data files.

    We believe our business strategy provides us with the opportunity to capture revenues in the rapidly growing, approximately $200 billion domestic local exchange, long distance, Internet, and data communications markets for businesses. Traditional telephone companies that have historically provided local telephone service have networks increasingly burdened by capacity constraints. These capacity constraints result from a broader use of telecommunications as a core business need, increased data traffic and the inherent inefficiency of the traditional telephone companies' older, copper wire-based networks. The need for companies that can alleviate these local capacity constraints, coupled with changes in the regulatory environment intended to enhance competition, has created opportunities for providers of broadband access such as ourselves.

    We are currently offering commercial service using our SmartWave(TM) local networks in 43 major market areas. As of March 26, 2001, we offer our service in the following cities:

Phoenix, AZ
Los Angeles, CA
Sacramento, CA
San Diego, CA
San Francisco-Oakland, CA
San Jose, CA
Denver, CO
Hartford, CT
Washington, DC
Wilmington, DE
Miami-Fort Lauderdale, FL
Jacksonville, FL
Orlando, FL
Tampa, FL
West Palm Beach, FL
Atlanta, GA
Chicago, IL
Indianapolis, IN
New Orleans, LA
Baltimore, MD
Boston, MA
Detroit, MI
Minneapolis-St. Paul, MN
Kansas City, MO
St. Louis, MO
Charlotte, NC
Raleigh, NC
New York, NY
Cincinnati, OH
Cleveland, OH
Columbus, OH
Dayton, OH
Portland, OR
Philadelphia, PA
Pittsburgh, PA
Nashville, TN
Austin, TX
Dallas-Fort Worth, TX
Houston, TX
San Antonio, TX
Richmond, VA
Seattle, WA
Milwaukee, WI

    We recently announced a new initiative to provide wholesale telecommunications services in each of our 43 markets. In nine of these markets, our sales efforts will be focused solely on acquiring new customers for our wholesale telecommunications service. We expect that the primary market for our wholesale services will be carriers and corporate customers. We do not expect to receive significant revenues from our wholesale services until approximately 2002. Services that may comprise the core of our wholesale initiative include:

- The sale of excess capacity on our SmartWave (TM) local networks to carriers that have customers located in buildings on our network, and

- The provision of telecommunications services using our wireless infrastructure on a build-to-suit basis.

OUR NETWORK

    We deploy our SmartWave(TM) local networks to connect directly to customer buildings in the majority of major market areas in the United States. Our network carries traffic using various digital protocols or methodologies, including the Asynchronous Transfer Mode, or ATM protocol, a digital cell-based transport protocol that can carry data and voice traffic in an integrated manner. We believe that deploying these types of digital, integrated networks permits us to offer robust, high-speed data and Internet solutions, in addition to local and long distance voice services, across a broad service area, while accommodating new customers quickly and expanding our customer base.

    We use a combination of fixed wireless and wireline facilities to connect centralized voice switching and data routing centers to base stations distributed throughout a market area. Our base stations transmit to, and receive signals from, equipment located at customer buildings. In the case of our fixed wireless customers, the equipment installed at the customer buildings includes two components:

- A small digital microwave antenna installed generally on the roof of the customer's building; and

- Indoor equipment installed within the building which is connected to the internal building wiring

    The antenna on a customer building communicates with a Teligent base station via a microwave signal. Our base stations have coverage areas up to 30 square miles, depending on a number of factors, such as power levels, customer density, local weather environment and network design. In contrast to our wireless customers, we provide services to our wireline customers by leasing high capacity communications lines from other carriers that can provide such facilities between our customer buildings and Teligent owned and operated equipment.

    Our centralized voice switching and data routing centers house traditional circuit-based systems as well as packet-based routers and data switches. These switching systems aggregate customer traffic and interconnect to local, domestic or international locations.

OUR SERVICE OFFERINGS

    We offer an integrated package of services, including local and long distance services (domestic and international) as well as Internet services, broadband access, voice mail, conference calling, call forwarding and other advanced communications services.

    Local Phone Services. We provide our customers a wide range of local phone services. These services include basic local services, access to long distance and local access and transport areas, known as LATAs, switched and dedicated lines, direct inward dialing, Digital Private Branch Exchange, Premium Rate Interface, voice mail and custom calling services.

    Long Distance. We offer long distance services that we seek to sell to customers as a part of a product bundle, through agreements with national long distance companies. These long distance services include domestic intrastate, interstate and international calling, toll-free services (800, 888, 877 and 866), calling card, and conference calling and other enhanced services. When our coverage area spans multiple LATAs, we use our own facilities to provide inter-LATA long distance service.

    Internet and Data Services. Using our high capacity SmartWave(TM) local networks, which allow large volumes of information to be transmitted at high speeds, we offer transport for Internet services from our customers to the Internet through Teligent's nationwide network. We currently offer Internet services on our own facilities, including access services ranging from 128 kilobits per second (kbps) to 45 megabits per second (Mbps), Domain Name Serving, or DNS, e-mail and basic web hosting.

OUR SPECTRUM LICENSES

    We hold 24 GHz fixed wireless licenses granted by the Federal Communications Commission, or FCC, through our wholly-owned licensed subsidiaries. Our 24 GHz licenses cover 74 major market areas, comprising more than 750 municipalities in the United States, including 320-400 MHz of spectrum in 27 of the 35 most populous market areas in the United States, and at least 80 MHz of spectrum in 47 other major market areas. These licenses, which were previously granted for operations only in the 18 GHz band, were not subject to grant by auction. The majority of the 24 GHz licenses were either transferred or assigned to Teligent pursuant to FCC authority. Teligent, through certain of its subsidiaries, also holds common carrier microwave licenses at other frequencies for use in its business.

    Teligent is seeking to become a provider of fixed wireless services internationally and has been granted, or joint ventures to which we are a party have been granted, spectrum licenses in Germany, Hong Kong, Argentina, France and Spain. Additionally, Teligent intends to apply or bid for other international spectrum rights. See "Teligent International" below.

OUR BUSINESS STRATEGY

    Our goal is to be a full-service, premier communications provider that offers its services through its own facilities to businesses worldwide. Our strategy is as follows:

    Rapid deployment of local broadband networks to alleviate the "last mile" local bottleneck. We build high-capacity local networks that combine data and voice signals on a single, digital platform that directly connects our customer's building to our switching center or a fiber-accessible location. We are able to quickly establish service in our market areas because our wireless equipment can be installed more rapidly than wireline networks.

    Focus on the local, data and Internet markets. We are deploying the most current digital technologies available to meet the growth opportunities in the local, data and Internet markets. We intend to build on the capabilities of our all-digital networks to continue to provide a premier suite of local, data and Internet service offerings for our customers. We currently offer access services, DNS, e-mail and basic web hosting on our own facilities.

    Target on-net infrastructure to drive growth and profitability. We have organized our company regionally with specific teams assigned to our "on-net" buildings - those buildings directly connected to our network. We have geared our people, processes and systems around this on-net approach to optimize our return on investment and deliver superior customer service.

    Develop brand awareness and deliver high quality customer service. We seek to provide high quality and reliable communications services and responsive customer support at competitive prices. We continue to market ourselves through a national print, radio and display campaign, as well as direct sales efforts, partnership marketing, targeted advertising, promotional efforts and other indirect sales channels.

    Expand internationally. We are actively pursuing opportunities in countries where we and our co-venturers have been awarded fixed wireless licenses. We continue to evaluate additional opportunities or seek licenses in countries where spectrum is becoming available for non-government use for the first time and where we believe that our SmartWave(TM) technology would provide a viable economic alternative. We believe that our fixed wireless expertise will give us an advantage when entering international market areas. See "Teligent International" below.

    Wholesale strategy. We believe the provision of wholesale services will allow us to more efficiently use our network assets both in customer buildings and across markets, resulting in a more efficient and profitable use of our spectrum and network infrastructure. We also believe that the characteristics of fixed wireless wholesale services provide an attractive alternative for customers and carriers seeking:

-       Broadband solutions in areas where fiber is not available;

-       To leverage the reach of existing fiber rings; or

-       To provide redundancy for wireline networks

    However, we do not expect to receive significant revenues from our wholesale services until approximately 2002.

INTERNET AND DATA INITIATIVES

    The market for Internet and data services is growing rapidly. High bandwidth applications such as electronic commerce, use of intranets and the adoption of Internet protocol as the foundation for all audio and video communication will drive this growth. We are positioning ourselves to take full advantage of this opportunity by providing an end-to-end broadband solution for our business customers. Since we provide the "last mile" connection to our customer, we can configure the network to support broadband technology from a customer's building directly to the Internet. We currently offer a variety of Internet services as a complement to our broadband access to the Internet. We plan to extend our capabilities, in some cases with co-venturers, to include advanced Web and application products, virtual private networks and other business-to-business services. We believe that developing a broader array of communications service offerings will allow us to more easily attract and retain customers as well as increase our average revenue per customer.

  Internet Infrastructure

    We have established the basic infrastructure required to offer our own Internet services as a provider, or ISP, and we are in the process of migrating customers to that service. We have completed new data centers in Washington, DC and Chicago and are carrying Internet traffic through our ISP facilities in all of our market areas. Our data centers provide entry points to the Internet and allow us to provide our customers with access, domain name services, or DNS, e-mail and basic web hosting services directly through our servers. We believe that providing our own ISP service to our customers will elicit the following benefits for us:

    Data and Internet sales. Demand for bandwidth in our target market is higher than we originally anticipated, with a significant number of customers purchasing service at 1.5 Mbps, known as T-1 capacity. For our customers that are taking dedicated access at lower speeds, such as 128 or 256 kbps, the flexibility of our network allows us to upgrade them to significantly higher speeds as their needs grow.

    Tailored product offering. We believe it will be critical to respond to changing customer needs with customized applications delivered in a timely manner. We expect we will be well positioned to respond quickly to the changing and disparate requirements of our customer base since we control our own ISP services. In addition, with our own ISP facilities, we are free to develop, independently or with co-venturers, or acquire state-of-the-art, customized services that might not be available to us on a wholesale basis.

    Better margins and return on capital. We believe we can realize substantially higher gross margins and operating leverage with Internet services provided over our own network. Because we already have the underlying access, switching, routing, and transport infrastructure in place, adding Internet services should improve the efficiency of our network, which will increase our return on invested capital.

  SmartWave DSL(TM)

    As part of our Internet and data initiatives, we also offer SmartWave DSL(TM), a digital subscriber line service that permits sharing of network assets by more than one customer to reach the Internet and is thus competitively priced for customers who do not need access through dedicated facilities. SmartWave DSL(TM) utilizes a Digital Subscriber Access Line Multiplexer, or DSLAM, in the customer building to deliver Internet access to customers. The DSLAM equipment currently deployed allows us to deliver speeds up to 1.5 Mbps to these customers. As the needs of our SmartWave DSL(TM) customers increase, we can upgrade them to dedicated access services.

    SmartWave DSL(TM) offers the following advantages over ordinary DSL services offered by incumbent telephone companies and most other competitive service providers.

    No distance limitations. The speeds available to a given customer over copper lines depend on the distance from the DSLAM of the incumbent telephone company, usually located in a switching center or "central office," to the customer. If the distance from the central office to the customer is too far, DSL service cannot be delivered within commercial standards. Because our SmartWave DSL(TM) uses DSLAM technology only within the customer's building, typical copper-line distance limitations do not restrict us.

    Greater network control/Ease of upgrade. Our SmartWave(TM) network allows us to easily upgrade DSL customers to dedicated Internet service as their needs increase. Other service providers that offer DSL are not able to easily upgrade their customers to dedicated Internet service when their needs outgrow a shared access service.

SALES AND MARKETING

    Sales and Marketing Overview. Our target market is business customers that are located in buildings that are on our network. To develop the market potential of our network in the United States, we have organized our operations into three geographic regions. The extent of sales activity in each market depends upon a number of factors including:

-       Number of buildings on our network within that market;

- Number of customers within the buildings on our network within that market; and

-       Competition within that particular market.

    Within each region, our sales people, known as building account managers, are given primary responsibility for particular buildings on our network and have responsibility for fostering, growing and maintaining relationships with all the tenants within their portfolio of buildings. We see this strategy of focusing on buildings directly connected to our network as the best way to strengthen the customers' experience, maximize revenue and earnings potential and optimize returns on operating and capital investments.

    Sales Force. We seek to recruit sales people with successful experience in competitive communications businesses, including individuals with backgrounds in competitive local telephone service, competitive long distance, telecommunications equipment and data services. Our sales people have performance incentives that tie a significant portion of their compensation to the actual revenue they produce which encourages them to maximize penetration in buildings on our network. Our sales force is trained to sell our full product line of local, long distance, Internet and data services.

    Marketing. We supplement our direct sales force through various marketing plans, including direct mail, partnership marketing (in specific buildings or associated properties), targeted advertising and promotional efforts in our coverage areas. In addition, we use alternate or indirect channels of distribution, including a partner program and telemarketing.

TELIGENT INTERNATIONAL

    Our wholly-owned subsidiary, Teligent International, Ltd., is developing fixed wireless telecommunication networks in select international markets through joint ventures with established international carriers. These joint ventures plan to provide cost-effective broadband access and integrated telecommunication services, primarily to businesses in these international markets. We believe that the combination of our expertise in fixed wireless technology, and our co-venturers' experience within a particular country will provide a strong foundation for these joint ventures to operate in deregulated international markets. The following table summarizes our international joint ventures:


                  JOINT VENTURE      APPROXIMATE
                     EQUITY          POPULATION         SPECTRUM
     COUNTRY       PERCENTAGE         COVERAGE            BAND              CO-VENTURERS
     -------      -------------      -----------        --------            ------------

     Germany           45%        31.1 million         26 & 3.5 GHz        Mannesmann Arcor
      Spain            40%        39.1 million            26 GHz           Jazztel, Abengoa
    Hong Kong          40%         6.5 million          24-25 GHz            CCT Telecom
    Argentina          50%        23.4 million          24-25 GHz          Telcom Ventures
      France           40%        25.4 million          24-26 GHz          LD Com, Artemis

    In each country, the joint venture owns the fixed wireless network assets and is responsible for the design, implementation and operations of the network within that country. The joint ventures intend to manage network utilization by offering multiple product bundling and taking advantage of distribution opportunities. Accordingly, the joint ventures' primary revenue source will be from providing wholesale fixed wireless services to our co-venturers and other wholesale customers for resale to their customers.

    The estimated communications market outside the United States was $560 billion in 2000, almost twice the size of the United States market. The two most important factors driving the growth of the international telecommunications industry are deregulation and technology. While markets in Europe, Asia and Latin America are progressively being deregulated, the growth of the Internet and data services is creating new opportunities for broadband fixed wireless services. We believe that only 1% of commercial buildings in Europe are directly connected to fiber, and fiber penetration is estimated to be even less in commercial buildings in Asia and South

America. In these international markets, the "last mile" connection from the customers building to a fiber accessible location is often where the largest bandwidth bottleneck occurs.

    The key elements of our international strategy include:

    Targeting countries with a positive economic and regulatory environment. We identify countries for potential expansion by examining economic factors and regulatory support of competition. In addition, we look at the degree of fiber deployment in these countries. As mentioned above, Europe, Asia and South America do not have as much fiber deployed as the United States. Since laying fiber typically involves excavating streets, local authorities in these countries may restrict fiber deployment. This creates an opportunity for alternative methods of providing broadband access such as fixed wireless. Similarly, in markets where there are smaller commercial buildings with fewer tenants fixed wireless may be more economical than fiber.

    Establishing joint ventures with in-country companies. Our goal is to enter a target country generally by forming a joint venture with one or more in-country companies, preferably another telecommunications provider. As presented in the table above, we typically hold a minority ownership interest (40-49%) in these joint ventures. Our co-venturers help the joint ventures obtain local regulatory approval, hire experienced local management, provide access to capital, and acquire building access rights. With this type of in-country support, the joint ventures are well positioned to accelerate the build-out of their networks. In addition, the joint ventures will have access to the co-venturer's local network infrastructure, customer base, sales force and back office and billing systems. These assets may be leveraged by the joint ventures as their businesses expand.

    Acquire fixed wireless spectrum. Before constructing a network in an international market we must acquire the right to use spectrum in that particular market. We, our co-venturers or the joint ventures have been granted spectrum licenses in Germany, Hong Kong, Spain, France and Argentina and intend to acquire licenses in other countries. We and/or our co-ventures have avoided large up-front acquisition costs by acquiring spectrum through competitive application processes rather than auctions. Each of the licenses requires us to build our fixed wireless network within certain time limits.

    Leverage Teligent's experience. Since commercial deployment of fixed wireless service is relatively new, we have been one of the pioneers in deploying the technology. We believe that our experience in the United States will offer our joint ventures a competitive advantage internationally. In particular, we have experience in equipment vendor selection, radio frequency planning, point-to-multipoint engineering and delivery of multiple or bundled services.

KEY VENDORS

    Much of our network equipment, including switches, base stations and antennas, is currently provided by Nortel Networks, Inc. Our strategy, however, has been and continues to be to identify and use additional suppliers to ensure a high level of quality and reduce the cost of our equipment over time. In this regard, we entered into an equipment purchase agreement dated December 18, 1998 with Hughes Network Systems. We will continue to test, evaluate and use different suppliers.

OUR CORPORATE HISTORY

    Teligent was formed in September 1997 as a wholly owned subsidiary of Teligent, L.L.C., and a limited liability company formed in March 1996. Teligent, L.L.C. was formed by Microwave Services, Inc., or MSI, a subsidiary of The Associated Group, Inc. or Associated, and Digital Services Corporation, or DSC, an affiliate of Telcom Ventures, L.L.C., both of which had extensive experience in pioneering wireless communications businesses. In September 1996, Alex J. Mandl, formerly President and Chief Operating Officer of AT&T Corp., was named our Chairman of the Board and Chief Executive Officer. In October 1997, Teligent, L.L.C. acquired all of the stock of FirstMark Communications, Inc. for cash and a 5% member interest in Teligent, L.L.C. FirstMark held various fixed wireless licenses. On November 21, 1997, in connection with our initial public offering, Teligent, L.L.C. merged into Teligent. Prior to the merger, a wholly owned subsidiary of Nippon Telegraph and Telephone Corporation, or NTT, acquired a 5% interest in Teligent, L.L.C., and immediately after the merger acquired an additional 7.5% equity interest in Teligent. Pursuant to the merger, all of the ownership interests of Teligent, L.L.C.

were exchanged for shares of Teligent Class B common stock, except for the ownership interest held by FirstMark which was exchanged for shares of Class A common stock.

    On January 14, 2000, Liberty Media Corporation acquired Associated. As a result, Liberty Media acquired Associated's beneficial ownership interest in Teligent, representing approximately 29.3% of the total issued and outstanding shares of our Class A common stock as of March 19, 2001, assuming conversion of the 73/4% Series A convertible preferred stock which votes on an as-converted basis with the Class A common stock. Liberty Media, which holds most of the assets included in the Liberty Media Group, is an indirect wholly owned subsidiary of AT&T.

COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

  Local Telecommunications Market

    Competition from Incumbent Telephone Companies. The local telecommunications market is highly competitive for newer entrants and currently is dominated by the traditional telephone companies that were part of the prior Bell system, known as RBOCs, and other incumbent local exchange carriers, also known as incumbent telephone companies. In each market area in which we are authorized to provide services, we compete or will compete with several different service providers and technologies, including optical fiber, lasers, satellite, copper and cable technologies. We compete on the basis of local service features, quality, price, reliability, customer service and rapid response to customer needs. The incumbent telephone companies have long standing relationships with their customers, have significant name recognition and financial resources, have the potential to subsidize competitive services with revenues from a variety of business services, and benefit from outmoded regulations that still favor their previous monopoly position over us in certain respects.

    The Telecommunications Act of 1996 reduced barriers to entry into new segments of the industry. We believe that the requirements of the Telecommunications Act promote greater competition and have helped provide opportunities for broader entrance into the local exchange markets. However, as the incumbent telephone companies face increased competition, state and federal regulators are starting to provide them with increased pricing flexibility, which in turn may result in increased price competition. Increased price competition may negatively impact our business.

    A number of companies, including the incumbent telephone companies themselves, are developing enhancements to increase the performance of their existing copper wire-based networks. These generally consist of digital subscriber line, or DSL, products. We may not be able to compete effectively with these enhancements.

    Competition from Potential New 24 GHz and Other Fixed Wireless Companies. We face potential competition from other fixed wireless service providers, such as Winstar Communications, Inc. and XO Communications, Inc., as well as long distance providers other competitive service providers and the leading incumbent telephone companies. Recently, the FCC proposed rules for the issuance of additional 24 GHz licenses for up to five 80 MHz channels in each market area (except for those market areas already licensed to Teligent.) See "Government Regulation." The FCC has proposed to make additional 24 GHz licenses available through an auction. Incumbent telephone companies or other competitive service providers that have greater resources than we do could acquire these authorizations when they are made available by the FCC. See "Government Regulation." Teligent is currently the only commercial licensee in the 24 GHz band. In 27 of the top 35 market areas in the United States, Teligent already holds 4 or 5 of the 5 channels that are available in the most populated portions of each market within this frequency band.

    We also face competition from entities that offer or are licensed to offer fixed wireless services in other frequency bands, including Multichannel Multipoint Distribution Service, or MMDS, 28/31 GHz Local Multipoint Distribution Service, or LMDS, 39 GHz wireless communications systems, 2.8 GHz Wireless Communications Service, FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. Some companies, such as TeraBeam Corporation, may seek to deploy fiberless optical technologies that rely on light waves such as laser beams to carry signals. Additionally, other companies have filed applications for global broadband satellite systems proposed to be used for broadband voice and data services. If developed, these systems could also present us with significant competition.

    Other Competitors. We also face local and long distance competition from AT&T, WorldCom, Sprint, and other long distance providers. We may face competition from electric utilities (several have secured the necessary authorizations to provide local telephone service and are in various stages of implementing their business plans), incumbent telephone companies operating outside their current local service areas, and other providers. These entities provide transmission services using technologies that may enjoy a greater degree of market acceptance than our fixed wireless broadband technology in the provision of "last mile" services. Moreover, the consolidation of telecommunications companies and the formation of business alliances within the telecommunications industry, which have accelerated as a result of the passage of the Telecommunications Act, could give rise to significant new or stronger competitors. We may not be able to compete effectively in any of our market areas.

  Long Distance Telecommunications Market

    The long distance market has relatively insignificant barriers to entry, numerous entities competing for the same customers and a high average turnover rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We compete with major carriers such as AT&T, Sprint and WorldCom, as well as other national and regional long distance providers and resellers. Bell Atlantic, the first RBOC to receive in-region long distance authority, is now competing in the long distance market in the state of New York and SBC Communications is competing in Texas, Kansas and Oklahoma. We believe that other RBOCs may receive authority to compete in the long distance telecommunications markets in other states by the end of 2001. See "Government Regulation." Internet service providers also will compete in this market. We believe that the principal competitive factors affecting our market share will be customer service, quality and timeliness of installation, clear pricing policies and, to a lesser extent, service variety. Our ability to compete effectively will depend on maintaining high quality, market-driven services at prices generally perceived to be equal to or below those charged by our competitors. To maintain a competitive posture, we believe that we must be in a position to reduce prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect us. In addition, the RBOCs have been obtaining additional pricing flexibility for certain services. This may enable them to give volume discounts to larger long distance customers, which also would put our long distance business at a disadvantage in competing with these providers.

Internet Services

    Our Internet services face significant competition from other Internet service providers, as well as from other incumbent telephone companies, competitive service providers and long distance providers. There is a great deal of competition in the delivery of Internet service to businesses. We believe our local networks provide a low-cost advantage in delivering Internet service. However, there can be no assurance that we can successfully compete with larger and more established companies that already provide Internet service or have resources to enter the market.

Intellectual Property

    We use the name "Teligent" as our primary business name and service mark in the United States. We own U.S. Reg. Nos. 1,893,005, 2,290,419, 2,265,163,
2,306,392 and 2,265,162 for the TELIGENT mark in connection with a variety of communications services. Three of the registrations were issued by the U.S. Trademark Office in 1999 and one was issued in January, 2000.

    In addition, we own a U.S. service mark registration for THE SMART WAY TO COMMUNICATE, U.S. Reg. No. 2,220,244, for use with communications services, issued January 26, 1999. We have also filed several applications with the U.S. Trademark Office to register marks that we are using or which we intend to use, including SMARTWAVE, E-MAGINE and other marks. We reasonably believe that the applications will mature to registration, but there is no assurance until the registrations are actually issued. We are also pursuing the registration of service marks and trademarks in various countries outside the United States. We have secured some of those registrations, but we are still in the application prosecution stage for the majority of them. If we decide to conduct business in a country in which we are unable to obtain rights to some of the marks we use in the U.S., including "TELIGENT," we may determine to license the right to use those marks to a wholly-owned foreign subsidiary or conduct business under a different name or mark.

    We rely upon a combination of licenses, confidentiality agreements and other contractual covenants, to establish and protect our technology and other intellectual property rights. We currently have no patents; however, we have a U.S. patent application pending for our online customer billing and usage system known as e-magineSM and another U.S. application pending for our proprietary active repeater antenna technology. In addition, we have filed a patent application for the e-magineSM system under the WIPO patent application procedures, preserving our right to file patent applications in most countries outside of the United States.

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

GOVERNMENT REGULATION

  Overview

    Our fixed wireless broadband services are subject to regulation by federal, state and local governmental agencies. We have authority to offer competitive local telephone services in 39 states and the District of Columbia, covering all of our 74 licensed major market areas. We have also successfully negotiated interconnection agreements with all of the major incumbent telephone companies, including Ameritech, Bell Atlantic, GTE, Pacific Bell, SBC Communications, Sprint, Bell South and Quest.

    At the federal level, the FCC has jurisdiction over the use of electromagnetic spectrum (i.e., the frequency bands used to provide our wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state or country. State regulatory commissions generally have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities and other local jurisdictions may regulate limited aspects of our business by, for example, imposing zoning and rights-of-way requirements and requiring installation permits. We are also subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

  Federal Legislation

    The Telecommunications Act. The Telecommunications Act, enacted on February 8, 1996, established local exchange competition as a national policy by removing state regulatory barriers to competition and preempting laws restricting competition in the local exchange market. The Telecommunications Act mandated that incumbent telephone companies comply with various requirements designed to foster competition. In addition, the Telecommunications Act allows RBOCs to provide in-region inter-LATA (long distance) services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. To date, Bell Atlantic has gained authority to provide in-region long distance service for the state of New York and SBC Communications has received such authority for Texas, Kansas and Oklahoma.

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

    Some of our interconnection agreements are currently being renegotiated because they have reached their expiration dates and others will reach their expiration dates and will become subject to renegotiation this year. While these agreements contain provisions for uninterrupted interconnection during the renegotiation period, we may not be able to obtain comparable provisions in the subsequent agreements or we may have to resort to the states for resolution pursuant to arbitration under the Telecommunications Act.

    FCC Licensing. The Communications Act of 1934 imposes certain requirements relating to licensing, common carrier obligations, and reporting. We believe that we are in compliance with all FCC requirements relating to our licenses and common carrier obligations, including our "Section 214" authorization which authorizes us to provide international facilities-based and resold telecommunications services between the U.S. and virtually any other country. We currently maintain tariffs on file with the FCC governing our provision of domestic interstate and international common carrier telecommunications services. On October 30, 1998, the FCC granted Teligent's petition for a public interest determination that its license-holding subsidiaries could increase their indirect foreign ownership in WTO countries up to a 49.9% non-controlling level through fluctuations in publicly traded shares without obtaining prior FCC approval. We believe our foreign ownership is currently below 49.9%.

     Federal regulatory decisions may be made regarding issues that may materially affect us, including but not limited to, the rules governing use of the spectrum licensed to us in any band and the radio equipment we use, universal service, preemption of barriers to competition and access to rights-of-ways and buildings. For example, the FCC recently adopted new rules for future fixed wireless licensing in the 24 GHz band, which includes rules governing the future auction of available 24 GHz spectrum. The FCC also adopted modified service rules for 24 GHz operations that permit increased flexibility in network design. In October 2000, the FCC issued the first order addressing service provider access to multi-tenant buildings. In this order the FCC prohibited new exclusive contracts for commercial buildings and adopted new rules addressing other matters designed to provide greater access to buildings for service providers. The FCC is also considering whether to adopt additional rules to address non-discriminatory building access for all service providers as well as rules to allow greater flexibility to lease spectrum. These additional or new rules may never be adopted, and if they are, they may not enhance our ability to gain access to buildings or lease spectrum.

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

  Local Regulation

    We need to interact with local governments in a variety of ways. It is uncertain how diverse local governments will exercise traditional functions, including zoning, permitting and management of rights of ways, and address the expansion of telecommunications competition and varying means of entry in particular. The kinds and timing of approvals required to install antennas and conduct other aspects of our business varies among local governments and may also vary with the specific technology or equipment configuration.

    While the Telecommunications Act permits local governments to manage rights-of-way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications providers and local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications providers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving franchising requirements, antenna siting, and rights-of-way are the subject of on-going litigation and more litigation is likely. The FCC has recently prevented enforcement of certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC or the courts to preempt additional state and local regulations in a timely fashion could adversely impact us.

EMPLOYEES

    As of March 26, 2001, we had a total of 2,357 employees. We are not a party to any collective bargaining agreements and believe that our relations with our employees are good.


ITEM 2.   PROPERTIES

    Our principal executive offices are located in Vienna, Virginia, and consist of approximately 119,000 square feet held under leases that expire in three to six years. We also have other office space under short-term subleases in Fairfax and Reston, Virginia totaling approximately 74,000 square feet. We are taking steps to ensure that we have appropriate facilities for our current and future needs.

    We have a seven-year lease for facilities that house a network operation center and other functions in Herndon, Virginia, consisting of approximately 50,000 square feet.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    We have two classes of common stock authorized and outstanding, Class A common stock and Class B common stock. Our Class A common stock, par value $.01 per share was first offered to the public on November 21, 1997 and is listed on The Nasdaq National Market under the symbol "TGNT." Our Class B common stock, par value $.01 per share, is not traded on any exchange. As of March 26, 2001, there were two stockholders of record of the Class B common stock. The following table shows the high and low closing prices of the Class A common stock as reported on The Nasdaq National Market. These transactions reflect inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                               CLASS A
                                                                             COMMON STOCK
                                                                            --------------
                                                                            HIGH       LOW
                                                                            ----       ---
QUARTER ENDED:

March 31, 1999..........................................................     $ 43 1/2   $ 30
June 30, 1999...........................................................     $ 62 1/2   $ 39 3/16

September 30, 1999......................................................     $ 75 5/8   $ 46
December 31, 1999.......................................................     $ 65 1/4   $ 42 11/16


QUARTER ENDED:

March 31, 2000..........................................................     $ 97       $ 57 7/8

June 30, 2000...........................................................     $ 54 5/8   $ 18 7/8

September 30, 2000......................................................     $ 26 5/16  $  9 7/32

December 31, 2000.......................................................     $ 12 1/2   $ 12 3/32

    As of March 26, 2001, the last sale price of the Class A common stock as reported on The Nasdaq National Market was $1.188 per share. As of March 26, 2001 there were 238 record holders of Teligent's Class A common stock. This number does not include stockholders who beneficially own shares held in street name by brokers.

    We have not paid any cash dividends on our common stock in the past and do not plan to pay dividends in the foreseeable future. The terms of the existing credit facility (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"), the indentures relating to our 11 1/2% Senior Notes due 2007, and our 11 1/2% Senior Discount Notes due 2008, restrict our ability to pay dividends on common stock.

    On January 24, 2001, we received notification from the Nasdaq National Market that we do not currently meet either the minimum "net tangible assets" or the minimum "bid price" requirements for listing of our common stock on the Nasdaq National Market. If we do not meet one of these requirements before April 24, 2001, we will be delisted. If such an event were to occur, we would appeal the action and request an extension from the Nasdaq National Market to maintain the listing of our shares. If our appeal were unsuccessful, we would attempt to list our common stock on the Nasdaq SmallCap Market.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 7, 2000, we entered into a stock purchase agreement with RGC International Investors LDC, or RGC, providing for the purchase of up to $250 million of our Class A common stock in a series of draw downs over a period of 18 months from effectiveness of the resale registration statement referred to below. The draw downs are conditioned upon a number of requirements including a minimum share price of $2 per share and certain volume trading limitations. Additionally, we issued 4,972,370 warrants to RGC to purchase an equal number of shares of Class A common stock at an exercise price of $3.62 per share for a term of five years beginning December 7, 2000.

Warrants to purchase 3,729,278 shares vested on December 7, 2000. The remaining warrants will vest pro rata with subsequent funding tranches purchased by RGC after an initial sale of $150 million of Class A common stock.

    All shares of Class A common stock issued pursuant to the purchase agreement with RGC will be issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under
Section 4(2) of the 1933 Act. These sales will be made without any general solicitation or advertising. The shares of Class A common stock purchased by RGC may be resold to the public pursuant to a registration statement which has been filed, but has not yet been declared effective by the SEC.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected financial data presented below as of December 31, 2000, 1999, 1998, 1997 and 1996 and for the years ended December 31, 2000, 1999, 1998, 1997 and the period from March 5, 1996 (date of inception) to December 31, 1996, were derived from our audited financial statements. You should read this data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes, included elsewhere in this Annual Report on Form 10-K.


                                                                                                MARCH 5, 1996
                                                                                                  (DATE OF
                                                            YEARS ENDED DECEMBER 31,            INCEPTION) TO
                                              ------------------------------------------------   DECEMBER 31,
                                                 2000          1999         1998         1997       1996
                                              ---------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA: (1)
Revenues                                      $ 152,072    $  31,304    $     960    $   3,311    $   1,386
Cost and expenses:
 Cost of services                               325,119      207,538       79,342       10,229        1,625
 Sales, general and administrative              262,806      205,589      123,958       33,854        8,290
 Restructuring and asset impairment              34,585           --           --           --           --
 Stock-based and other noncash compensation      28,377       31,451       32,164       89,111        4,071
 Depreciation and amortization                  133,544       45,742       14,193        6,454          164
                                              ---------    ---------    ---------    ---------    ---------
Total costs and expenses                        784,431      490,320      249,657      139,648       14,150
                                              ---------    ---------    ---------    ---------    ---------
Loss from operations                           (632,359)    (459,016)    (248,697)    (136,337)     (12,764)
Interest income                                  25,052       18,933       34,510        3,246           --
Interest expense                               (133,286)     (88,347)     (66,880)      (4,954)        (879)
Equity in losses of international ventures       (6,605)          --           --           --           --
Other expense                                   (60,788)        (483)        (404)          (9)          10
                                              ---------    ---------    ---------    ---------    ---------
Net loss                                      $(807,986)   $(528,913)   $(281,471)   $(138,054)   $ (13,633)
                                              ---------    ---------    ---------    ---------    ---------
Accrued preferred stock dividends               (41,870)      (2,906)          --           --           --
                                              ---------    ---------    ---------    ---------    ---------
Net loss applicable to common stockholders    $(849,856)   $(531,819)   $(281,471)   $(138,054)   $ (13,633)
                                              =========    =========    =========    =========    =========
Basic and diluted net loss per common share   $  (14.19)   $   (9.95)   $   (5.35)   $   (2.94)   $   (0.29)
Weighted average common shares outstanding       59,897       53,423       52,597       46,951       46,258
OTHER DATA:
EBITDA (2)                                    $(435,853)   $(381,823)   $(202,340)   $ (40,772)   $  (8,529)
Cash used in operating activities              (669,116)    (313,379)     (76,628)     (33,260)      (6,046)
Cash used in investing activities              (296,385)    (354,774)    (153,621)    (115,755)      (3,709)
Cash provided by financing activities           785,763      692,199      221,595      572,613       11,058

                                                                                  DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                         2000            1999        1998               1997             1996
                                                  ------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                           $   260,555     $   440,293   $ 416,247          $  424,901       $   1,303
Working capital (deficit)                               249,750         342,706     302,408             441,316          (6,978)
Property and equipment, net                             560,534         402,989     180,726               8,186           3,545
Intangible assets, net                                  187,976          96,418      83,857              60,354               -
Total assets                                          1,209,476       1,131,843     763,434             607,380          19,145
Long-term debt, less current portion                  1,435,070         808,799     576,058             300,000               -
Convertible redeemable preferred stock                  520,658         478,788           -                   -               -
Stockholders' (deficit) equity                         (960,585)       (441,917)     31,053             285,146          10,425

(1) Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation.

(2) EBITDA consists of earnings before interest, taxes, depreciation, amortization, stock-based and other non-cash compensation charges and restructuring and asset impairment charges. While not a measure under generally accepted accounting principles ("GAAP"), EBITDA is a measure commonly used in the telecommunications industry, and we include it to help you understand our operating results. Although you should not assume that EBITDA is a substitute for operating income determined in accordance with GAAP, we present it to provide additional information about our ability to meet future debt service, capital expenditures and working capital requirements. See the Financial Statements and the related notes. Since all companies and analysts do not calculate these non-GAAP measurements the same way, the amount may not be comparable to other calculations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

GENERAL

    The following discussion and analysis is based on Teligent's financial statements for the years ended December 31, 1998 through 2000 and should be read together with the Financial Statements and related notes contained elsewhere in this Annual Report on Form 10-K.

FACTORS AFFECTING FUTURE OPERATIONS

    The execution of our business plan has resulted in the rapid expansion of our operations. This expansion of our operations, including our international operations, has created operating losses and negative cash flow since our inception, and may continue to place a significant strain on our management, financial condition and other resources. Our ability to manage this expansion effectively will depend upon, among other things, raising capital to pay expenses, monitoring operations, controlling costs, maintaining regulatory compliance, interconnecting successfully with the incumbent telephone companies, maintaining effective quality controls, securing building access, significantly expanding our internal management, technical, information and accounting systems and attracting, assimilating and retaining qualified management and professional and technical personnel. If we are unable to hire and retain senior management and key staff, expand our facilities, purchase adequate supplies of equipment, secure building access, increase the capacity of our information systems and/or successfully manage and integrate such additional resources, customers could experience delays in connection of service and/or lower levels of customer service. Failure to meet the demands of customers and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

    As of March 26, 2001, we had approximately $194 million of cash, cash equivalents and short-term investments, which based on internal projections, is expected to allow us to remain funded through the second quarter of 2001. Our credit facility, entered into on July 2, 1998, has been fully drawn down. Thus, we need additional sources of funding to finance our operations starting in the third quarter.

    We will require significant capital to, among other things, finance the further development and expansion of our business and deployment of our services, including purchasing and installing equipment, operating our network, obtaining additional spectrum licenses, investing in our international expansion and joint ventures, leasing office space, hiring and retaining employees, funding operating losses and for working capital and debt service purposes. Based on our current business plan, we expect to incur between $220 million and $250 million in capital investments in the year 2001.

    As of March 26, 2001, we had outstanding $300 million aggregate principal amount of 11.5% Senior Notes due 2007, $440 million aggregate principal amount of 11.5% Senior Discount Notes due 2008, and $800 million under our existing credit facility. These debt instruments impose significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, transact with affiliates, sell stock of subsidiaries and place liens on our assets. In addition, our credit facility contains certain covenants, including covenants regarding the achievement of certain financing and performance targets and the maintenance of certain financial ratios.

    We received a waiver of the fixed charge coverage ratio for the period ending December 31, 2000 from the lenders as a part of an amendment and consent to our existing credit facility. We were in compliance with all other debt covenants of the existing credit facility as of December 31, 2000. Failure to observe or perform one or more of the covenants at any given time will require us to obtain a waiver or consent from the lenders, or refinance our credit facility. Such a waiver, consent or refinancing may not be available to us on reasonable terms. A breach of these covenants, ratios or restrictions in our credit facility also could result in an event of default. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with our accrued interest, to be immediately due and payable. Our failure to comply with any of these covenants or restrictions could also limit our ability to obtain future financings.

  Revenues

    We offer an integrated package of local and long distance services, value-added services, high-speed data connectivity and Internet access. We market these services primarily to businesses within buildings on our network that have been historically served by incumbent telephone companies. We seek to attract these customers through a broad product offering, superior customer service and attractive pricing. We anticipate that some of these incumbent telephone companies may reduce their prices as increased competition begins to reduce their market share.

  Cost of Services

    Certain costs are required to operate and maintain our networks, including:

- Real estate leases for switching centers, base station and customer buildings;

- Preparation, installation, operation and maintenance of switching centers, base station sites and individual customer radio links, as well as equipment in customer buildings.;

- Leasing of backhaul facilities between base station sites and switching centers.;

-       Leasing of capacity lines;

-       Network operations and data center facility expenses;

- The cost to interconnect and terminate traffic with other network and internet service providers;

-       Software licensing fees; and

-       And network design and base station configuration planning.

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

  Capital Expenditures

    Our main capital expenditure requirements currently include the purchase and installation of equipment in customer buildings, base stations, network switches, switch electronics, optical fiber transport equipment, network operations center tools and systems, data centers equipment and information technology systems.

     Equipment in Customer Buildings. The purchase and installation of equipment in customer buildings is the largest single capital expense component in our business plan. These equipment costs include an integrated radio/antenna unit, modem(s), power supply, multiplexer and router equipment, DSL equipment, line interface cards, and cables and installation materials. Customers in the same building may share portions of this equipment, which reduces the capital expenditures required per customer. In the event a customer leaves us, our equipment can be used by other customers within the building or in other buildings, which reduces stranded assets.

    Base Station Site. A base station can serve customers within a coverage area of up to 360-degrees, subject to line-of-sight limitations. A base station typically comprises four to eight sectors, each of which cover a section of the service area depending on coverage and capacity requirements. Each sector requires one or more radio/antenna units and modems, depending on the system deployed. Construction costs per base station are typically higher than construction costs per building site. We expect that our sites will typically be built on top of buildings as opposed to located on towers. While a certain amount of equipment must initially be installed at each base station, the overall equipment cost will depend on the number of customers acquired. As more customers are loaded onto a given base station area, we will add additional sectors, radio antennas and modems to the initial base station equipment to meet customer demand.

    Base Station to Switch Transport. We transport traffic between our base stations and switching sites. To the extent we use wireless transport rather than leased fiber, we would incur capital expenditures as opposed to operating costs. We also plan to acquire and deploy equipment necessary to activate and use leased dark fiber.

    Switching. Switching costs include traditional circuit-based switch modules, line cards for interfacing with the backhaul networks and with the networks of other carriers, packet-based routers, power systems, and environmental maintenance equipment.

    Network Operations Center. Network operation center costs include investments in developing a command, control and communications center to monitor and manage our entire network infrastructure. Further costs include investments in applications and commercial hardware and software solutions customized for problem identification and network monitoring.

    Data Centers. Data centers are specifically designed for the 24-hour a day routing of Internet traffic and hosting of Web sites and e-mail. Costs to develop data centers include investments in computer hardware and software, redundancy equipment, utilities and environmental controls, security systems, and broadband connectivity.

    Information Technology. Costs to acquire, develop and enhance information technology systems will also require significant capital investment. Systems for billing, customer services, order entry and management, finance and network provisioning and monitoring, among others, have been or are under development or further enhancement.

COSTS OF OBTAINING ADDITIONAL SPECTRUM

    Our existing spectrum has been obtained through means other than competitive bidding procedures. In the future, additional spectrum may be obtained in the United States and abroad through acquisitions and auctions. Additionally, Teligent International, Ltd. has obtained spectrum in international markets through an award process. Such awards are based on the quality of the application and the capabilities of the applicants, relative to the requirements of the regulatory bodies within a particular country.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Teligent's revenues from communication services grew by $120.8 million, or 386%, to $152.1 million during 2000, compared to $31.3 million during 1999. The increase in revenues is due to growth in our customer base, revenue from acquisitions and expansion into new markets.

    Revenue, exclusive of revenues from entities acquired during 2000, increased by $80.3 million, or 257%, to $111.6 million for the year ended December 31, 2000, compared to the corresponding prior year period. This growth is due to an increase in customers served by a greater number of service lines in existing market areas and expansion into new markets throughout 1999 and 2000. As of December 31, 2000, Teligent served approximately 35,500 customers, compared to approximately 15,000 customers at December 31, 1999. Additionally, Teligent had approximately 490,000 lines in service, compared to approximately 228,000 as of December 31, 1999. These lines may be provisioned for local, long distance or data service or a combination thereof. Revenues from entities acquired during 2000 totaled $40.5 million for the year ended December 31, 2000. Our revenues are comprised of the following (amounts in thousands):

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                                2000          1999
                             ---------      --------
        Local                $  32,692         6,018
        Long distance           73,203        19,491
        Data and Other          46,177         5,795
                             ---------      --------
                              $152,072        31,304
                             =========      ========

- Local service revenues increased by $26.7 million, or 443%, for the year ended December 31, 2000, compared to the corresponding prior year period. This increase is due to a greater volume of customers ordering local service over an increased number of local service lines in our network. Customers ordering local service increased by 165% to approximately 8,500 as of December 31, 2000, up from 3,200 as of December 31, 1999. Total local lines increased by 306% to approximately 138,000 as of December 31, 2000, up from approximately 34,000 as compared to the corresponding prior year period.

- Long distance service revenues increased by $53.7 million, or 276%, for the year ended December 31, 2000, compared to the corresponding prior year period. This increase is primarily due to additional customers ordering long distance service over our increased number of long distance service lines. Customers ordering long distance service increased by 141% to approximately 34,500 as of December 31, 2000, up from 14,300 as of December 31, 1999. Total long distance service lines increased by 89% to approximately 413,000 as of December 31, 2000, up from approximately 219,000 as compared to the corresponding prior year period.

- Data and other service revenues increased by $40.4 million, or 697%, for the year ended December 31, 2000, compared to the corresponding prior year period. The increase is due to revenue from acquisitions and higher number of customers ordering data services over an increased number of data lines in our network.

    Cost of services, consisting primarily of telecommunications expenses, operating personnel costs and site acquisition and rent expenses, increased by $117.6 million, or 57%, to $325.1 million from $207.5 million for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is primarily due to the costs of provisioning higher volumes of telecommunications and data traffic over our networks. Increases in personnel-related costs, site rent and utility expenses and office rent related to our expansion into new markets during 1999 and 2000 also contributed to the increase in cost of services for these periods. Additionally, telecommunication costs were reduced by $39.7 million for the year ended December 31, 2000 related to the resolution of an outstanding liability with one of our vendors.

    Sales, general and administrative expenses increased by $57.2 million, or 28%, to $262.8 million from $205.6 million for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is primarily attributable to the hiring of additional employees during the second half of 1999 and first half of 2000 to support the expansion of our business through additional markets and services.

    Restructuring and asset impairment totaled $34.6 million for the year ended December 31, 2000. This charge includes a one-time restructuring charge for severance and other compensation, office closures, other costs and a non-cash charge of $20.1 million related to the impairment of certain long-lived assets.

    Stock-based and other non-cash compensation expense decreased by $3.1 million, or 10%, to $28.4 million from $31.5 million for the year ended December 31, 2000, as compared to the corresponding prior year period. These expenses relate to compensation earned by certain employees and executives at the time of the initial public offering that are being recognized over specified vesting periods. No additional grants have been made to these persons since the date of the initial public offering.

    Depreciation and amortization increased by $87.8 million, or 192%, to $133.5 million from $45.7 million, for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is due to significant capital expenditures made during 1999 and 2000 for property, equipment and acquisitions. The Company also charged $31.1 million to depreciation and amortization in 2000 for the write down of certain undeployed assets, where it was determined that such assets would not be deployed.

    Interest income increased by $6.1 million, or 32%, to $25.0 million from $18.9 million, for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is due to higher average cash and cash equivalent balances in 2000 resulting from the proceeds received from the November 1999 Series A Preferred Stock and April 2000 Class A common stock offerings, draw downs made on the credit facility and higher average interest rates during 2000.

    Interest expense increased by $45.0 million, or 51%, to $133.3 million from $88.3 million, for the year ended December 31, 2000, as compared to the corresponding prior year period. The increase is due to higher long-term debt balances. Additionally, the Company recorded $17.3 million in interest expense during the third quarter of 2000 related to the resolution of an outstanding liability with one of our vendors.

    Equity in losses of international ventures totaled $6.6 million for the year ended December 31, 2000. These losses are the Company's share of losses incurred on its investments in international ventures.

    Other expense increased by $60.3 million to $60.8 million from $500,000 for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is due to a $61.6 million loss on the write down of available-for-sale securities to their fair value.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    We generated revenues of $31.3 million from communication services during 1999, compared to $1.0 million during 1998. The increase in revenues is reflective of, among other things, the growth in our customer base, continued expansion into new market areas during 1999 and revenue attributable to acquisitions.

    Cost of services, consisting primarily of personnel-related costs, telecommunications expenses and site rent and site acquisition expenses related to network operations, totaled $207.5 million for 1999, compared to $79.3 million in 1998. This increase reflects the growth and development of our network operations to serve 40 major market areas and the increased number of employees from 1998 to 1999.

    Sales, general and administrative expenses, consisting primarily of personnel-related costs, were $205.6 million for 1999, compared to $124.0 million in 1998. This increase primarily results from higher compensation and other personnel costs incurred during 1999 due to the increased number of employees required to drive our growth.

    Stock-based and other non-cash compensation expense was $31.5 million in 1999, compared to $32.2 million in 1998.

    Depreciation and amortization for 1999 was $45.7 million, compared to $14.2 million in 1998. The increase is due to higher capital expenditures in 1999 and the amortization of goodwill associated with acquisitions.

    Interest income for 1999 was $18.9 million, compared to $34.5 million in 1998. The decrease is due to lower average cash and cash equivalent balances.

    Interest expense was $88.3 million in 1999, compared to $66.9 million in 1998. The increase is due to higher long-term debt balances resulting from borrowings made against the credit facility during 1999 and the amortization of credit facility fees and interest incurred on the 11 1/2% Senior Discount Notes.

    Other expense was $500,000 in 1999, compared to $400,000 in 1998. These amounts are due to losses from the disposal of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

    We have approximately $194 million of cash, cash equivalents and short-term investments as of March 26, 2001. Based on our internal projections, we expect this amount will allow us to remain funded through the second quarter of 2001. Our credit facility, entered into on July 2, 1998, has been fully drawn down. Thus, we need additional sources of funding to finance our operations starting in the third quarter. In addition, in order to develop our business, we will need a significant amount of money to pay for equipment, meet our debt obligations, operate our business on a day-to-day basis and contribute additional capital to our international ventures. Our principal equipment-related needs include the purchase and installation of equipment in customer buildings, base stations, network switches and switch electronics, network operations and data center expenditures and information systems, platforms and interfaces. We are exploring a variety of alternatives that may provide the necessary financing, including equity, debt and vendor financing.

    We plan to supplement these funds with proceeds, if available, of up to $250 million in connection with a stock purchase agreement dated December 7, 2000. (See "Liquidity and Capital Resources--Stock Purchase Agreement") Were we to gain access to all $250 million in 2001, our projections indicate that we would be funded through 2001. These projections may be materially different than the actual timing and amount of money required for the development of our business and to fund net operating expenses. The stock purchase agreement is contingent upon certain conditions that we currently do not meet, and there can be no assurance that we will be able to obtain all or any part of the $250 million equity financing, when such financing will be available or that we will be able to obtain any other additional financing on terms acceptable to us.

    On February 15, 2001, we announced a workforce reduction associated with the continuing efforts to realign our sales operations. As a result of this reduction, we terminated 172 employees company-wide and expect to record a charge of approximately $600,000 in the quarter ended March 31, 2001. We will continue to evaluate our capital requirements as it relates to personnel-related expenses. We are managing operations with reduced headcount-related and other operating expenses and monitoring our on-going capital requirements.

  Credit facility and vendor financing

    On July 2, 1998, we entered into a credit agreement, as subsequently amended, with The Chase Manhattan Bank, Goldman Sachs Credit Partners, and Toronto Dominion Bank, and other lenders, providing for credit facility up to an aggregate of $800 million. Our obligations under the credit agreement are secured by substantially all our assets and certain of our subsidiaries' assets. As of December 31, 2000, we had issued a notice to draw the remaining available balance under our credit facility, which amount was fully funded in January 2001.

    The credit agreement contains certain financial and other covenants that restrict, among other things, our ability to incur or create additional debt, enter into mergers or consolidations, dispose of a significant amount of assets, pay cash dividends, or change the nature of our business. We will also be subject to certain negative covenants, including covenants regarding the achievement of certain performance targets and the maintenance of certain financial ratios. In addition, the amounts outstanding under the credit facility are subject to mandatory prepayments in certain circumstances.

    We executed an amendment and consent to the credit agreement subsequent to December 31, 2000. Pursuant to the amendment, the interest rates applicable to borrowings under the facility were increased. The amendment also increased the maximum aggregate principal amount under the optional term loan tranche of the facilities from $400 million to $600 million, of which $350 million can be utilized as vendor loans. The optional term loan tranche is not a binding commitment of the lenders, rather it provides a vehicle for any of the lenders to loan us additional funds under the credit facility.

    The amendment also changed several of the covenants applicable to us. Any default under the consolidated fixed charge coverage ratio for the fourth quarter of 2000 was waived and the test was suspended for the first quarter of 2001. The amendment requires us to maintain substantially all of our cash and cash equivalents in a collateral and securities account with a lender bank and the remainder of our funds in a separate operating account. The amendment also contains a waiver that permitted the explanatory paragraph included in our auditor's opinion for the year ended December 31, 2000.

    As part of the amendment, we are required to deliver definitive documentation with respect to vendor financing (in an aggregate amount of at least $250 million) and convertible notes (in an aggregate amount of at least $100 million), no later than April 30, 2001. We are attempting to secure vendor financing in the amount of $250 million. If we do not meet the April 30, 2001 deadline described above, we will be in default under our credit facility unless we receive a waiver. There can be no assurance that we will execute either the vendor financing or convertible notes by such date or at all. In addition, the Company has a new financial covenant that requires compliance effective June 30, 2001 for which there can be no assurance.

  Stock Purchase Agreement

    On December 7, 2000, we entered into a stock purchase agreement with RGC International Investors, LDC, or RGC, as a private placement pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to the purchase agreement, we may, subject to satisfying certain conditions, at our sole discretion during the 18 months from effectiveness of the resale registration statement, require RGC to purchase up to $250 million of our Class A common stock in a series of draw downs. Additionally, we issued 4,972,370 warrants to RGC to purchase an equal number of shares of our Class A common stock at an exercise price of $3.62 per share. Warrants to purchase 3,729,278 shares vested on December 7, 2000. The remaining 1,243,092 warrants will vest pro rata with each tranche purchased after we have drawn down a total of $150 million.

    A draw down is initiated upon our delivery of a draw down notice that will include a draw down amount and a minimum price at which we are willing to issue stock to RGC. The number of shares to be purchased by RGC for each tranche will be based upon the volume-weighted average trading price, or VWAP, of the shares for each of the nine business days following the receipt of a draw down notice. If, on any given date, the maximum permitted draw down amount is less than $1 million, or if the VWAP is at or below $2 per share for the preceding trading day, we may not deliver a draw down notice. If the VWAP is at or below $2 per share on any day during a draw down period, the total amount of the draw down will be reduced by the percentage of the draw down amount attributable to that particular day.

    RGC may sell the shares of Class A common stock purchased under the purchase agreement, including upon exercise of the warrants, from time to time on the principal exchange or market upon which our common stock is then listed or in negotiated transactions at prices determined at the time of sale. However, pursuant to the terms of the purchase agreement and warrants, we may not give notice of a draw down and RGC may not exercise warrants if doing so would result in RGC's ownership of greater than 9.9% of our Class A common stock. Further, we may not issue 20% or more of our common stock as of December 7, 2000, or 20% or more of our voting power outstanding as of December 7, 2000, without shareholder approval.

    The purchase agreement is contingent upon certain conditions, including a minimum trading price of $2.00 per share for our common stock at the time of draw down, limits on the amount that can be drawn down based on trading price and trading volume of our common stock, and the listing of our common stock on a principal trading exchange or market such as the Nasdaq National Market or the Nasdaq SmallCap Market. We may not be able to obtain all or any part of the $250 million equity financing unless the price and volume of our common stock increase significantly and we may not be able to obtain any other additional financing on terms acceptable to us.

  Convertible Notes

    We are currently in negotiations for the issuance of convertible notes. Although we have not entered into a definitive agreement, and can provide no assurance that we will reach such an agreement, we expect that any such notes will be conditioned on completion of the vendor financing discussed above. Definitive documentation for the issuance of up to $100 million of convertible notes must be completed as of April 30, 2001, as a condition to our credit facility, as amended. If we do not enter into a definitive agreement by that date, we will be in default under the credit facility unless we receive a waiver.

  Historical Cash Flows and Working Capital

    For the year ended December 31, 2000 we used cash in operations of $669.1 million, due primarily to the operating loss for the period, partially offset by depreciation and amortization, loss recognized on the write-down of available-for-sale securities, stock based and other non-cash compensation, asset impairment charges recorded during the year and other charges. We used cash in operations of $313.4 million for the year ended December 31, 1999, due primarily to the operating loss for the period reduced by depreciation and amortization, non-cash stock-based compensation and an increase in current liabilities.

    We used $296.4 million of cash in investing activities in 2000 relating to the purchase of property and equipment, advances to international ventures and cash paid for acquisitions, partially offset by the use of restricted cash for interest payments and net maturities of short-term investments. In 1999, we used cash in investing activities of $354.8 million, consisting primarily of the purchase of property and equipment and net purchases of short-term investments, partially offset by the use of restricted cash for interest payments.

    Cash flows provided by financing activities amounted to $785.8 million in 2000, consisting primarily of the draw-down of our credit facility and net proceeds from the issuance of common stock. For 1999, cash flows provided by financing activities amounted to $692.2 million, consisting primarily of net proceeds from the issuance of preferred stock and a $200 million draw-down of our credit facility.

    At December 31, 2000, we had working capital of $249.8 million including unrestricted cash (including cash equivalents and short-term investments) of $357.2 million, compared to working capital of $342.7 million and cash of $556.9 million at December 31, 1999. The decrease in working capital is primarily a result of the use of cash and cash equivalents to cover our operating expenditures and purchase property and equipment. We will need a significant amount of cash to continue to build our networks, market our services and cover operating expenditures.

    Our total assets increased to $1,209.5 million at December 31, 2000, from $1,131.8 million as of December 31, 1999, due primarily to the purchase of property and equipment, acquired companies and investments in and advances to international ventures, partially offset by a decrease in current assets.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our credit facility. At December 31, 2000, we had an outstanding loan balance of $789.7 million under the credit facility. $575.0 million incurs interest at a floating rate tied to a LIBOR or an alternate base rate and the remaining $214.7 million incurs interest at a fixed rate of 11.125% per annum. The outstanding balance under the credit facility that incurs interest at a floating rate represents approximately 40% of our outstanding long-term debt.

    We also maintain securities with an original maturity of greater than 90 days, but less than one year. These securities are classified as "available for sale." An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.


ITEM 11.   EXECUTIVE COMPENSATION

    The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated here by reference to our definitive proxy statement for our 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) FINANCIAL STATEMENTS

        Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
        Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2000, 1999 and 1998.
        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.
        Notes to Consolidated Financial Statements.

    (2) FINANCIAL STATEMENT SCHEDULES

        SCHEDULE II   VALUATION AND QUALIFYING ACCOUNTS

        All other schedules are omitted because they are not applicable or not required or because the required information is incorporated herein by reference or included in the financial statements or related notes included elsewhere in this report.

    (b) REPORTS ON FORM 8-K.

                                      Item
        Date of Report              Reported             Financial Statements Filed
        --------------              --------             --------------------------

        October 4, 2000              Item 5 -                    None
                                  Other Events;
                              Financial Statements
                               Pro Forma Financial
                            Information and Exhibits

        December 21, 2000            Item 5 -                    None
                                  Other Events;
                              Financial Statements
                               Pro Forma Financial
                            Information and Exhibits

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

3.3 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 7 3/4% Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated January 18, 2000, and incorporated herein by reference.

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

4.6     Stockholders Agreement, dated as of January 13, 2000, by and among Alex
        J. Mandl, Liberty Media Corporation, Telcom--DTS Investors, L.L.C., and Microwave Services, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 18, 2000, and incorporated herein by reference.

4.7 Stock Purchase Warrant, dated as of December 7, 2000, by the registrant in favor of RGC International Investors, LDC, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated December 21, 2000, and incorporated herein by reference.

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

10.6 Agreement, dated September 29, 1997, among Teligent, L.L.C., Digital Services Corporation, Telcom- DTS Investors, L.L.C., Microwave Services, Inc., The Associated Group, Inc. and certain other parties, filed as
        Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.

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

10.16 Registration rights agreement, dated as of March 6, 1998, by and between Teligent, Inc., and Microwave Services, Inc., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998, and incorporated herein by reference.

10.17 Registration rights agreement, dated as of February 20, 1998, by and between Teligent, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Goldman Sachs & Co., Salomon Brothers Inc., and TD Securities (USA) Inc., filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1998, and incorporated herein by reference.

10.18 Equipment Purchase Definitive Agreement, dated December 18, 1998, by and between Teligent, Inc. and Hughes Network Systems, filed as Exhibit 10 to the Company's Current Report on Form 8-K, filed with the Commission on April 19, 1999, and incorporated herein by reference. [Confidential treatment has been granted for portions of this document].

10.19 Teligent, Inc. 1999 Employee Stock Purchase Plan, filed as Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-93241), dated December 21, 1999, and incorporated herein by reference.

10.20 Stock Purchase Agreement, dated as of November 4, 1999, between the Issuer and the Purchasers (as defined in the Stock Purchase Agreement) named on Schedule I thereto, relating to the purchase and sale of 73/4% Series A Convertible Preferred Stock of Teligent, Inc, filed as Exhibit
        10.2 to the Company's Current Report on Form 8-K, dated January 18, 2000, and incorporated herein by reference.

10.21 Registration Rights Agreement, dated as of November 4, 1999, between the Issuer and each of the Initial Holders (as defined in the Registration Rights Agreement), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, dated January 18, 2000, and incorporated herein by reference.

10.22 Common Stock Purchase Agreement, dated as of December 7, 2000, by and between the registrant and RGC International Investors, LDC, filed as
        Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 21, 2000, and incorporated herein by reference

10.23 Registration Rights Agreement, dated as of December 7, 2000, by and among the registrant and RGC International Investors, LDC, filed as
        Exhibit 10.2 to the Company's Current Report on Form 8-K, dated December 21, 2000, and incorporated herein by reference.

10.24 Agreement, dated as of May 9, 2000, by and between Level 3 Communications, LLC and Teligent Services, Inc., as amended, filed as
        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000, and incorporated herein by reference. [Portions of the document have been omitted pursuant to a request for confidential treatment requested through November 1, 2005.]

10.25 Amendment and Consent, dated as of March 30, 2001, to the Credit Agreement, dated as of July 2, 1998, among Teligent, Inc., lenders from time to time parties thereto, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as documentation agent, and The Chase Manhattan Bank, as administrative agent. [Portions of the document have been omitted pursuant to a request for confidential treatment requested through March 30, 2006]

12.1    Statement regarding computation of ratios.

12.2    Statement regarding computation of ratios.

21.1    Significant Subsidiaries of the Registrant.

23.1    Consent of Independent Auditors.

99.1    Press release of Teligent, Inc. dated February 28, 2001 (filed herein).

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  TELIGENT, INC.
                                  (Registrant)

Date: March 30, 2001              By: /s/ ALEX J. MANDL
                                      --------------------------------------
                                      Alex J. Mandl
                                         Chairman of the Board, Chief
                                         Executive Officer, President, Chief
                                         Operating Officer and Director
                                         (Principal Executive Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date: March 30, 2001               By: /s/ ALEX J. MANDL
                                       -------------------------------------
                                       Alex J. Mandl
                                         Chairman of the Board, Chief
                                         Executive Officer, President, Chief
                                         Operating Officer and Director
                                         (Principal Executive Officer)

Date: March 30, 2001               By: /s/ PETER T. GARAHAN
                                       -------------------------------------
                                       Peter T. Garahan
                                         Vice Chairman, Senior Vice
                                         President, Chief Financial Officer
                                         and Treasurer (Principal Accounting
                                         Officer)

Date: March 30, 2001               By:
                                       -------------------------------------
                                       Gary S. Howard
                                         Director

Date: March 30, 2001               By: /s/ TETSURO MIKAMI
                                       -------------------------------------
                                       Tetsuro Mikami
                                         Director

Date: March 30, 2001               By: /s/ DR. RAJENDRA SINGH
                                       -------------------------------------
                                       Dr. Rajendra Singh
                                         Director

Date: March 30, 2001               By: /s/ NEERA SINGH
                                       -------------------------------------
                                       Neera Singh
                                         Director

Date: March 30, 2001               By: /s/ CARL VOGEL
                                       -------------------------------------
                                       Carl Vogel
                                         Director

Date: March 30, 2001               By: /s/ MICHAEL LEVITT
                                       -------------------------------------
                                       Michael Levitt
                                         Director

                                 TELIGENT, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------

Report of Ernst & Young LLP, Independent Auditors......................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...........................  F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and
  1998.................................................................................  F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December
  31, 2000, 1999 and 1998..............................................................  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
  1998.................................................................................  F-6

Notes to Consolidated Financial Statements.............................................  F-7

                         Report of Independent Auditors


The Board of Directors and Stockholders
Teligent, Inc.

We have audited the accompanying consolidated balance sheets of Teligent, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teligent, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Teligent, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a substantial need for working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



McLean, Virginia
February 23, 2001

                                 TELIGENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                                2000                1999
                                                           ---------------     ---------------
 ASSETS
 Current assets:
    Cash and cash equivalents                               $     260,555       $     440,293
    Short-term investments                                         96,635             116,610
    Accounts receivable, net                                       37,267              12,673
    Prepaid expenses and other current assets                      28,394              17,914
    Restricted cash and other investments                           5,374              38,224
                                                           ---------------     ---------------
      Total current assets                                        428,225             625,714

 Property and equipment, net                                      560,534             402,989
 Intangible assets, net                                           187,976              96,418
 Investments in and advances to international ventures
    and other assets                                               32,741               6,722
                                                           ---------------     ---------------

      Total assets                                          $   1,209,476       $   1,131,843
                                                           ===============     ===============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable                                        $     107,410       $     239,139
    Accrued expenses and other                                     71,065              43,869
                                                           ---------------     ---------------
      Total current liabilities                                   178,475             283,008

 Long-term debt                                                 1,435,070             808,799
 Other noncurrent liabilities                                      35,858               3,165

 Series A cumulative convertible redeemable
    preferred stock                                               520,658             478,788

 Commitments and contingencies

 Stockholders' deficit:
    Common stock                                                      637                 547
    Additional paid-in capital                                    808,835             519,607
    Accumulated deficit                                        (1,770,057)           (962,071)
                                                           ---------------     ---------------
      Total stockholders' deficit                                (960,585)           (441,917)
                                                           ---------------     ---------------

      Total liabilities and stockholders' deficit           $   1,209,476       $   1,131,843
                                                           ===============     ===============


                See notes to consolidated financial statements.

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                      YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                         2000                  1999                   1998
                                                    ---------------       ----------------       ----------------

 REVENUES:
      Communication services                         $     152,072         $       31,304         $          960

 COSTS AND EXPENSES:
      Cost of services                                     325,119                207,538                 79,342
      Sales, general and administrative                    262,806                205,589                123,958
      Restructuring and asset impairment                    34,585                      -                      -
      Stock-based and other noncash compensation            28,377                 31,451                 32,164
      Depreciation and amortization                        133,544                 45,742                 14,193
                                                    ---------------       ----------------       ----------------

         Total costs and expenses                          784,431                490,320                249,657
                                                    ---------------       ----------------       ----------------

      Loss from operations                                (632,359)              (459,016)              (248,697)

 Interest income                                            25,052                 18,933                 34,510
 Interest expense                                         (133,286)               (88,347)               (66,880)
 Equity in losses of international ventures                 (6,605)                     -                      -
 Other expense                                             (60,788)                  (483)                  (404)
                                                    ---------------       ----------------       ----------------

      Net loss                                            (807,986)              (528,913)              (281,471)

 Accrued preferred stock dividends and
      amortization of issuance costs                       (41,870)                (2,906)                     -
                                                    ---------------       ----------------       ----------------

 Net loss applicable to common stockholders          $    (849,856)        $     (531,819)        $     (281,471)
                                                    ===============       ================       ================

 Basic and diluted net loss per common share         $      (14.19)        $        (9.95)        $        (5.35)
                                                    ===============       ================       ================

 Weighted average common shares outstanding                 59,897                 53,423                 52,597
                                                    ===============       ================       ================

                See notes to consolidated financial statements.

                                 TELIGENT, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (In thousands)


                                                                    ADDITIONAL
                                                        COMMON       PAID-IN        ACCUMULATED
                                                        STOCK        CAPITAL          DEFICIT           TOTAL
                                                      ----------- --------------- ----------------- --------------

Balance at January 1, 1998                             $     526   $     436,307   $      (151,687)  $    285,146

Stock-based compensation                                       -          27,006                 -         27,006
Exercise of stock options                                      -             372                 -            372
Net loss                                                       -               -          (281,471)      (281,471)
                                                      ----------- --------------- ----------------- --------------
   Balance at December 31, 1998                              526         463,685          (433,158)        31,053
                                                      ----------- --------------- ----------------- --------------

Stock-based compensation                                       -          26,094                 -         26,094
Exercise of stock options                                     18          17,042                 -         17,060
Issuance of common stock for acquisitions                      3          15,692                 -         15,695
Accrued preferred stock dividends and
  amortization of issuance costs                               -          (2,906)                -         (2,906)
Net loss                                                       -               -          (528,913)      (528,913)
                                                      ----------- --------------- ----------------- --------------
   Balance at December 31, 1999                              547         519,607          (962,071)      (441,917)
                                                      ----------- --------------- ----------------- --------------

Issuance of common stock                                      40         188,332                 -        188,372
Issuance of common stock in ICG transaction                   10          61,973                 -         61,983
Issuance of common stock for acquisitions                     28          47,197                 -         47,225
Accrued preferred stock dividends and
   amortization of issuance costs                              -         (41,870)                -        (41,870)
Stock-based compensation                                       -          21,929                 -         21,929
Exercise of stock options                                      9           7,813                 -          7,822
Other                                                          3           3,854                 -          3,857
Net loss                                                       -               -          (807,986)      (807,986)
                                                      ----------- --------------- ----------------- --------------
   Balance at December 31, 2000                        $     637   $     808,835   $    (1,770,057)  $   (960,585)
                                                      =========== =============== ================= ==============

                See notes to consolidated financial statements.

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      2000              1999              1998
                                                                  --------------    --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(807,986)        $(528,913)        $(281,471)
 Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                    133,544            45,742            14,193
       Loss on write-down of available-for-sale securities               61,609                 -                 -
       Accretion of senior discount notes and other amortization         40,589            36,707            27,880
       Stock-based and other noncash compensation                        28,377            31,451            32,164
       Equity in losses of international ventures                         6,605                 -                 -
       Asset impairment                                                  20,085                 -                 -
       Changes in current assets and current liabilities,
         net of acquisitions:
          Accounts receivable                                           (19,568)           (8,921)           (1,172)
          Prepaid expenses and other current assets                     (13,322)          (12,569)           (1,355)
          Accounts payable                                             (127,529)          101,336           118,581
          Accrued liabilities                                             8,480            21,788            14,552
                                                                  --------------    --------------    --------------

            Net cash used in operating activities                      (669,116)         (313,379)          (76,628)
                                                                  --------------    --------------    --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (284,778)         (261,427)         (183,098)
     Maturity of short-term investments                                 139,675            25,378                 -
     Purchases of short-term investments                               (119,700)         (141,988)                -
     Investment in and advances to international ventures               (37,822)                -                 -
     Restricted cash and other investments                               33,924            26,249            29,477
     Cash paid for acquisitions, net of cash acquired                   (27,684)           (2,986)                -
                                                                  --------------    --------------    --------------

            Net cash used in investing activities                      (296,385)         (354,774)         (153,621)
                                                                  --------------    --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                       589,569           200,000           250,703
     Proceeds from issuance of common stock, net                        188,372                 -                 -
     Proceeds from exercise of stock options                              7,822            17,060               372
     Proceeds from issuance of preferred stock, net                           -           475,882                 -
     Debt financing costs                                                     -              (743)          (29,480)
                                                                  --------------    --------------    --------------

            Net cash provided by financing activities                   785,763           692,199           221,595
                                                                  --------------    --------------    --------------

 Net (decrease) increase in cash and equivalents                       (179,738)           24,046            (8,654)

 Cash and cash equivalents, beginning of period                         440,293           416,247           424,901
                                                                  --------------    --------------    --------------

 Cash and cash equivalents, end of period                             $ 260,555         $ 440,293         $ 416,247
                                                                  ==============    ==============    ==============

 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                               $  79,500         $  43,191         $  39,279
                                                                  ==============    ==============    ==============
 Accrued preferred stock dividends to be paid in kind                 $  41,870         $   2,906         $       -
                                                                  ==============    ==============    ==============



                See notes to consolidated financial statements.

                                 TELIGENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND LIQUIDITY

    Teligent, Inc. ("Teligent" or the "Company") is a full-service communications company that offers business customers local and long-distance telephony; high-speed data and Internet access services over the Company's digital SmartWave(TM) local networks. The Company's SmartWave(TM) local networks integrate advanced fixed wireless technologIes with traditional broadband wireline technology.

    The Company has had operating losses and negative cash flow since its inception. Development of the Company's telecommunications networks and other elements of its business are costly, and these costs have resulted in negative cash flow. The Company will require significant capital to, among other things, finance the further development and expansion of its business and deployment of its services, including purchasing and installing telecommunications equipment and operating its network, among other activities. With the Company's existing cash, cash equivalents and short-term investments, the Company does not have sufficient funds to operate its business through 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon receiving additional funding to operate its business. The Company cannot guarantee that it will be able to obtain additional funding on acceptable terms.

    In order to conserve cash reserves, the Company has targeted reductions in selling, general and administrative expenses, network expenses and other operating costs. In addition, the Company has implemented a focused control over capital expenditures, which should enable it to selectively deploy assets only in market areas with the greatest return potential.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions. International ventures are accounted for by the equity method.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with maturity dates of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents consist of money market fund investments and short-term commercial paper. Restricted cash and other investments relates primarily to cash and securities which had been held exclusively to fund interest payments and to secure letters of credit obtained by the Company.

  Short-Term Investments

    The Company classifies all of its short-term investments as available-for-sale securities and such investments are reported at fair value, which approximates cost at December 31, 2000. The Company determines the fair value of its short-term investments based on quoted market prices. Realized gains or losses are included in earnings and are determined using the specific identification method.

    At December 31, 2000, the Company's investments are primarily comprised of corporate bonds, medium and short-term notes and Euro dollar bonds. Gains and losses for available-for-sale securities have been recognized in interest income for the years ended December 31, 2000 and 1999. At December 31, 2000, $91.6 million of the Company's short-term investments are due within one year. The remaining $5.0 million is due within two years.

                                 TELIGENT, INC.

  Accounts Receivable

    Accounts receivable are reflected net of an allowance for doubtful accounts of $7.8 million and $0.9 million at December 31, 2000 and 1999, respectively.

  Property and Equipment

    Property and equipment is stated at cost. Costs incurred to prepare an asset for service, including installation costs; labor and related supplies are capitalized and depreciated over the useful life of the asset. Depreciation is computed on the straight-line method over the estimated useful lives of the assets: 3-10 years for telecommunications equipment, computer systems, and furniture, and the lesser of the life of the asset or the lease term for leasehold improvements. Undeployed assets are not depreciated until placed in service. Repairs and maintenance are charged to expense when incurred. Construction of these assets takes generally less than 90 days, therefore, no interest costs were capitalized during the years ended December 31, 2000, 1999 or 1998.

  Intangible Assets

    Intangible assets are comprised primarily of fixed wireless licenses, debt financing costs and acquired intangibles. Fixed wireless licenses represent the direct costs of obtaining such licenses. Debt financing costs represent fees and other costs incurred in connection with the Credit Facility (see Note 8), and the issuance of long-term debt. Debt financing costs are amortized to interest expense over the term of the related debt. Acquired intangibles represent the excess cost of acquisitions over the fair value of assets or shares of stock acquired. Fixed wireless licenses, debt financing costs and acquired intangibles are amortized over useful lives of 15 years, 8-10 years and 5-15 years, respectively. During 2000, the Company recorded a write-down of intangible assets. See Note 6. No impairment expense was recognized during the years ended December 31, 1999 or 1998.

  Long-Lived Assets

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management periodically reviews, if impairment indicators exist, the carrying value and lives of long-lived assets. During 2000, the Company recorded a write-down of certain long-lived assets that were determined to be impaired in accordance with SFAS No. 121. See Note 3. No impairment expense was recognized during the years ended December 31, 1999 or 1998.

  Income Taxes

    The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis reported in the financial statements.

  Revenue Recognition

    Revenue from providing communications services is recognized when services are rendered based on usage of the Company's network and from the sale of certain telecommunications equipment.

  Advertising Costs

    Costs related to advertising are expensed when the advertising occurs. Advertising expense was $20.3 million, $19.7 million and $16.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 TELIGENT, INC.

  Net Loss Per Share

    The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the Company to present basic and fully diluted earnings per share. Common stock equivalents have been excluded from the calculation because their effect would be anti-dilutive.

  Stock-Based Compensation

    The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and has provided pro forma disclosures of net loss and net loss per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

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

    The Company used one vendor as a primary supplier of network equipment for use in the construction of its digital SmartWave(TM) local networks until September 2000. As of December 31, 2000 and 1999, amounts due to this vendor for trade payables totaled $4.7 million and $167.8 million, respectively. Capital expenditures from this vendor represented 12%, 40% and 47% of the Company's total capital expenditures for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                 TELIGENT, INC.

3.      RESTRUCTURING AND ASSET IMPAIRMENT

        On November 8, 2000, the Company announced a plan to restructure its operations in order to focus future business growth on the Company's fixed wireless networks. This restructuring included a workforce reduction associated with its efforts to realign its sales, operations and real estate organizations. As a result of this work force reduction and organizational realignment, the Company recorded a $14.5 million restructuring charge in the quarter ending December 31, 2000. The charge consisted of personnel-related costs, primarily related to severance totaling $6.8 million and office closure and other costs of $7.7 million. As of December 31, 2000, the balance of the restructuring reserve was $10.9 million.

        The Company recorded a $20.1 million asset impairment charge during the quarter ended December 31, 2000. The charge consisted principally of the carrying value of assets abandoned in nine markets where the Company has decided to focus on a wholesale business strategy.


4.      COMPREHENSIVE LOSS

        Comprehensive loss includes net loss and foreign currency translation adjustments. The components of other comprehensive loss are as follows:
(amounts in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                         2000           1999           1998
                                                      ----------      ---------     ---------
Loss applicable to common shareholders.............   $(849,856)      (531,819)     (281,471)
Other comprehensive loss:

   Foreign currency translation adjustments........        (788)            --            --
                                                      ----------      ---------     ---------
Comprehensive loss applicable to common
shareholders.......................................   $(850,644)      (531,819)     (281,471)
                                                      ==========      =========     =========


5.      PROPERTY, PLANT AND EQUIPMENT

        The amounts included in property and equipment are as follows as of December 31 (in thousands):

                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                            2000           1999
                                                                         ----------     ---------
    Telecommunications equipment....................................     $ 476,486      $ 279,749
    Computer systems................................................       123,112         79,390
    Furniture and leasehold improvements............................        25,912         18,510
    Undeployed equipment and construction in progress...............       109,628         81,744
                                                                         ----------     ---------
                                                                           735,138        459,393
    Accumulated depreciation........................................      (174,604)       (56,404)
                                                                         ----------     ---------
                                                                         $ 560,534      $ 402,989
                                                                         ==========     =========

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $118.2 million, $40.1 million and $10.7 million, respectively. Depreciation expense for the year ended December 31, 2000 included $26.6 million related to the write-down of certain undeployed assets, when it was determined that such undeployed assets would not be deployed.

                                 TELIGENT, INC.

6.  INTANGIBLE ASSETS


    Intangible assets as of December 31 are as follows (in thousands):

                                                                      2000          1999
                                                                    ----------  ----------
    Acquired intangibles.......................................     $127,016       $20,947
    Fixed wireless licenses....................................       52,704        51,813
    Debt financing costs and other intangibles.................       39,577        39,638
                                                                    ----------  ----------
                                                                     219,297       112,398
    Accumulated amortization...................................      (31,321)      (15,980)
                                                                    ----------  ----------
                                                                    $187,976       $96,418
                                                                    ==========  ==========

        Amortization expense for the year ended December 31, 2000 included a $4.2 million write-down resulting from the Company's decision to cease operations of a wholly-owned subsidiary. The write-down represents the gross assets of the acquired company, the largest component of which is intangibles.

7.      ACCRUED EXPENSES

    Accrued expenses consist of the following (in thousands):
                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          2000         1999
                                                                       ----------  ----------
    Accrued compensation.......................................         $20,956      $30,570
    Accrued telecommunications taxes...........................          17,539        9,167
    Restructuring reserve......................................          10,870           --
    Accrued interest...........................................          10,801        2,886
    Other accrued liabilities..................................          10,899        1,246
                                                                       ----------  ----------
                                                                        $71,065      $43,869
                                                                       ==========  ==========

8.      LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):
                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                            2000           1999
                                                                        -----------     ---------
    11.5% Senior Notes due 2007................................         $  300,000      $300,000
    11.5% Senior Discount Notes due 2008.......................            345,331       308,799
    Credit Facility............................................            789,739       200,000
                                                                        -----------     ---------
                                                                        $1,435,070      $808,799
                                                                        ===========     =========

  Senior Notes Offering

        In November 1997, the Company issued $300 million of 11 1/2% Senior Notes due 2007 (the "Senior Notes"). The Company used $93.9 million of the net proceeds of this offering to purchase a portfolio of Treasury securities which were classified as restricted cash and investments on the balance sheet, and were pledged as collateral for the payment of interest on the Senior Notes through December 1, 2000. Interest on the Senior Notes accrues at a rate of 11 1/2% per annum and is payable semi-annually in June and December.

                                 TELIGENT, INC.

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

  Credit Facility

    On July 2, 1998, the Company entered into a credit agreement, as subsequently amended, (the "Bank Credit Agreement") with certain lenders, providing for credit facilities up to an aggregate of $800 million (the "Credit Facility"). Availability of funds under the Credit Facility were subject to certain conditions as defined in the Bank Credit Agreement, all of which were met prior to the draw down of the entire facility in January 2001. Substantially all of the Company's assets secure the obligations under the Bank Credit Agreement.

    The Credit Facility is structured into three separate tranches consisting of a term loan facility, a delayed draw term loan facility and a revolving credit facility, each of which has a final maturity of eight years. Interest accrues on $575.0 million of outstanding borrowings based on a floating rate tied to the prevailing LIBOR rate and adjusts based on the attainment of certain key revenue and leverage benchmarks. The remaining $214.7 million accrued interest at a fixed rate of 11.125% per annum. The Company incurred commitment and other fees in connection with obtaining the Credit Facility totaling $19.9 million, which is being amortized over eight years. The Credit Facility contains certain financial and other covenants that restrict, among other things, the Company's ability to (a) incur or create additional debt, (b) enter into mergers or consolidations, (c) dispose of a significant amount of assets, (d) pay cash dividends, or (e) change the nature of its business. The amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances.

    The Company executed an Amendment and Consent (the "Amendment") to the Bank Credit Agreement subsequent to December 31, 2000. Pursuant to the Amendment, the interest rates applicable to borrowings under the Credit Facility were increased. The Amendment also increased the maximum aggregate principal amount under the optional term loan tranche of the Credit Facility from $400 million to $600 million, of which $350 million can be utilized as vendor loans. The optional term loan tranche is not a binding commitment of the lenders, rather it provides a vehicle for any of the lenders to loan the Company additional funds under the Credit Facility.

                                 TELIGENT, INC.

    The Amendment also changed several of the covenants applicable to the Company. The Company received a waiver for default of the fixed charge coverage ratio for the period ending December 31, 2000 from the lenders as part of the Amendment, and the test was suspended for the first quarter of 2001. The Company was in compliance with all other debt covenants of the Credit Facility as of December 31, 2000. The Amendment also requires the Company to maintain substantially all of its cash and cash equivalents in a collateral and securities account with a lender bank and the remainder of its funds in a separate operating account. The Amendment also contains a waiver that permitted the explanatory paragraph included in the Company's auditor's opinion for the year ended December 31, 2000.


    As part of the Amendment, the Company is required to deliver definitive documentation with respect to vendor financing (in an aggregate amount of at least $250 million) and convertible notes (in an aggregate amount of at least $100 million), no later than April 30, 2001. The Company is attempting to secure vendor financing in the amount of $250 million. If the Company does not meet the April 30, 2001 deadline described above, it will be in default under its Credit Facility. There can be no assurance that the Company will execute either the vendor financing or convertible notes by such date or at all. In addition, the Company has a new financial covenant that requires compliance effective June 30, 2001 for which there can be no assurance.

    Maturities of long-term debt at December 31, 2000 are as follows (in thousands):

        2002............................................................         $   50,520
        2003............................................................            110,267
        2004............................................................            135,731
        2005............................................................            139,555
        Thereafter......................................................            998,997
                                                                                 ----------
                                                                                 $1,435,070
                                                                                 ==========


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's financial instruments classified as current assets or liabilities, and investments approximate their carrying value. At December 31, 2000, the estimated fair value and carrying amounts of the Company's Senior Notes, Senior Discount Notes and the Company's Series A cumulative convertible redeemable preferred stock, par value, $.01 per share ("Series A Preferred Stock") are as follows (in thousands):

                                                                 FAIR VALUE   CARRYING AMOUNT
                                                                 ----------   ---------------
    Senior Notes...............................................   $40,500        $ 300,000
    Senior Discount Notes......................................   $37,400        $ 345,331
    Series A Preferred Stock...................................   $18,185        $ 520,658

    The fair value of the Senior Notes, Senior Discount Notes and the Series A Preferred Stock was estimated based on quoted market prices.

                                 TELIGENT, INC.

10.     INCOME TAXES

    Deferred tax assets and liabilities are as follows, as of December 31 (in thousands):

                                                                        2000        1999
                                                                     ---------   ---------
    Deferred tax assets:
        Net operating loss carryforward.........................     $ 556,142   $ 278,870
        Stock based compensation................................         6,126      41,843
        Original issue discount.................................        35,959      22,077
        Losses on investments/ asset impairment.................        39,216          --
        Other...................................................        12,007       1,741
                                                                     ---------   ---------
            Total deferred tax assets...........................       649,450     344,531
    Deferred tax liability:
        Intangible assets.......................................       (10,705)    (11,760)
                                                                     ---------   ---------
    Net deferred tax assets.....................................       638,745     332,771
    Valuation allowance.........................................      (638,745)   (332,771)
                                                                     ---------   ---------
            Total...............................................     $     --    $     --
                                                                     =========   =========

    During the years ended December 31, 2000 and 1999, the Company did not record an income tax benefit or expenses. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2000, the Company had federal net operating loss carryforwards of $1.534 billion that expire in various amounts through 2020.

    A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate, for the years ended December 31, 2000 and 1999, is as follows:

                                                                            2000      1999
                                                                          -------    -------
    Federal income tax benefit at statutory rate.....................      (34.0)%    (34.0)%
    State income taxes net of federal................................       (4.0)      (4.0)
    Net change in valuation allowance................................       38.1       38.6
    Other............................................................       (0.1)      (0.6)
                                                                          -------    -------
                                                                            --  %      --  %
                                                                          =======    =======


11.     RELATED PARTY TRANSACTIONS

    In 1999 and 1998, the Company paid $3.7 million and $4.0 million to a subsidiary of Nippon Telegraph and Telephone Corporation for technical services related to network design and implementation. No such payments were made during 2000.

    Employees of the parent company of Microwave Services, Inc performed administrative and management services on behalf of the Company. These charges totaled $0.3 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively.

    Certain technical services were performed by an affiliate of Digital Services Corporation. The cost of these services totaled $0.9 million in 1999 and $0.6 million in 1998.

                                 TELIGENT, INC.

12.     OTHER TRANSACTIONS

    During 2000, the Company acquired several communications companies (the "2000 Transactions"), all of which were accounted for as purchases. The combined purchase price of the 2000 Transactions consisted of the issuance of 2,822,154 shares of the Company's Class A common stock, par value $.01 per share ("Class A Common Stock"), valued at $47.2 million at the time of issuance and cash payments totaling $30.4 million. Earnout provisions could result in the issuance of up to $30.3 million in additional cash payments or shares of Class A Common Stock, if certain revenue and other benchmarks are achieved. Revenues from companies acquired during 2000 totaled $40.5 million for the year ended December 31, 2000.

    During 1999, the Company acquired three communications companies (the "1999 Transactions"), all of which were accounted for as purchases. The combined purchase price of the 1999 Transactions consisted of 269,308 shares of Class A Common Stock valued at $15.7 million, and cash payments totaling $3.2 million. Earnout provisions could result in the issuance of up to an additional 285,562 shares of Class A Common Stock and shares of Class A Common Stock totaling $4.5 million based on the market price of when specific earn-out conditions are met over the next three years, if certain revenue and other benchmarks are achieved. No additional earn-out was recorded during the year ended December 31, 2000. Revenues from companies acquired during 1999 totaled $9.1 million for the year ended December 31, 1999.

    The 2000 and 1999 Transactions are summarized as follows. Amounts allocated to intangibles are being amortized on a straight-line basis over periods ranging from 5 to 15 years:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                   2000           1999
                                                                   -----          ----
Cash paid for acquisitions, net of cash acquired:
       Recorded value of assets acquired.................       $  21,495      $   3,438
       Identified intangibles............................         113,414         20,949
       Net liabilities assumed...........................         (60,000)        (5,706)
       Common stock issued in acquisitions...............         (47,225)       (15,695)
                                                                 --------       --------
                                                                $  27,684      $   2,986
                                                                 ========       ========

    In July 2000, the Company closed an investment in ICG Communications ("ICG"); whereby a subsidiary of the Company acquired 2,996,076 shares of ICG common stock in exchange for one million shares of Class A Common Stock (the "ICG Transaction"). The value of the Company's investment in ICG as of the closing date was $62.0 million. Subsequent to the closing date of the ICG Transaction, the market value of ICG common stock decreased significantly, and the Company has concluded that the decline is permanent. Accordingly, the Company has written its investment in ICG common stock down to its market value, which management believes approximately fair value. At December 31, 2000, the market value of the investment in ICG common stock was $400,000 and Teligent had realized a loss on this investment of $61.6 million, which is included in other expenses.

    In September 2000, the Company resolved an outstanding liability with one of its vendors. This transaction resulted in a reduction of telecommunications costs (cost of services) of $39.7 million for the year ended December 31, 2000. Additionally, the transaction resulted in the payment of $17.3 million in interest to the vendor.


13.     CONVERTIBLE REDEEMABLE PREFERRED STOCK

    On December 3, 1999, the Company completed the sale of 500,000 shares of its 7 3/4% Series A cumulative convertible redeemable preferred stock, liquidation preference $1,000 per share, par value $.01 per share to an investor group for gross proceeds of $500 million. At December 31, 2000 and 1999, there were 539,543 and 500,000 shares authorized, issued and outstanding of Series A Preferred Stock, respectively.

                                 TELIGENT, INC.

    The Series A Preferred Stock has an annual dividend rate of 7 3/4% payable quarterly and dividends are cumulative from the date of issuance. Dividends must be paid in additional shares of Series A Preferred Stock through December 3, 2004, and may be paid in either cash or additional shares of Series A Preferred Stock, at the option of the Company, thereafter.

    The Series A Preferred Stock is convertible into Class A Common Stock by the holders at any time at a initial conversion price of $57.50, but may be called by the Company after five years and, if still outstanding, must be redeemed in 2014. The holders of the Series A Preferred Stock have voting rights equal to the rights held by holders of Class A Common Stock.

14.     COMMITMENTS AND CONTINGENCIES

    In May 2000, the Company announced a comprehensive network services agreement (the "Network Services Agreement") with Level 3 Communications, Inc. ("Level 3"). Under the Network Services Agreement, the Company will acquire dark fiber and other assets. At December 31, 2000, the Company had recorded $6.6 million of assets acquired under capitalized leases related to this agreement. Commitments for additional capital expenditures totaling $54.1 million at December 31, 2000 are as follows (in thousands):

    2001.................................................................      $ 31,957
    2002.................................................................         5,134
    2003.................................................................         5,134
    2004.................................................................         5,134
    2005.................................................................         5,134
    Thereafter...........................................................         1,574
                                                                         ---------------
                                                                               $ 54,067
                                                                         ===============

    The Company leases various operating sites, rooftops, storage, and administrative offices under operating leases. Rent expense was $58.1 million, $28.0 million and $10.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments by year, and in the aggregate, at December 31, 2000, are as follows (in thousands):

    2001.................................................................     $  64,099
    2002.................................................................        61,543
    2003.................................................................        57,270
    2004.................................................................        45,765
    2005.................................................................        28,105
    Thereafter...........................................................        80,827
                                                                         ---------------
                                                                              $ 337,609
                                                                         ===============

15.     CAPITAL STOCK

    The Company has authorized two classes of common stock, Class A Common Stock and Class B Common Stock. The rights of the two classes of common stock are substantially identical, except that until the number of shares held by holders of the respective series of Class B Common Stock fall below certain thresholds, such holders will have the right to elect two directors to the Company's Board of Directors. As a result of Liberty Media Corporation's acquisition of The Associated Group, Inc. on January 14, 2000, all of the shares of Series B-1 Common Stock (defined below) were converted into 21,436,689 shares of Class A Common Stock and the Series B-1 shares were subsequently cancelled. Liberty Media Corporation has the right to elect three directors pursuant to the terms of the Shareholders' Agreement, dated as of January 13, 2000, by and among Alex
J. Mandl, Liberty Media Corporation, Telcom - DTS Investor, L.L.C. and Microwave Services, Inc.

                                 TELIGENT, INC.

    The number of shares authorized, issued and outstanding at December 31, 2000 and 1999, for each class of stock is summarized below:

                                                          DECEMBER 31,
                             -----------------------------------------------------------------------
                                          2000                                 1999
                             --------------------------------   ------------------------------------
                                               SHARES ISSUED
                    PAR          SHARES             AND             SHARES          SHARES ISSUED
    CLASS          VALUE       AUTHORIZED       OUTSTANDING       AUTHORIZED       AND OUTSTANDING
---------------  ----------  ----------------  --------------   ----------------  ------------------
A                    $0.01       500,000,000      42,423,082        200,000,000          10,281,667
Series B-1           $0.01                --              --         30,000,000          21,436,689
Series B-2           $0.01        50,000,000      15,477,210         25,000,000          17,206,210
Series B-3           $0.01        20,000,000       5,783,400         10,000,000           5,783,400

    Common share activity by class is summarized below:

                                 CLASS        SERIES        SERIES        SERIES
                                   A            B-1           B-2           B-3         TOTAL
                               -----------  ------------  ------------  ------------ ------------

Balance at January 1, 1999      8,206,392    21,436,689    17,206,210     5,783,400   52,632,691

Exercise of employee stock
 options                        1,803,291            --            --            --    1,803,291
Issuance of shares for
 acquisitions                     269,308            --            --            --      269,308

Other                               2,676            --            --            --        2,676
                               -----------  ----------- -------------    ----------  ----------
Balance at December 31, 1999   10,281,667    21,436,689    17,206,210     5,783,400   54,707,966

Conversion of Series B-1 to
 Class A                       21,436,689   (21,436,689)           --            --           --
Issuance of shares from stock
 offering                       4,000,000            --            --            --    4,000,000
Issuance of shares for
 acquisitions                   2,822,154            --            --            --    2,822,154
Conversion and sale of Series
 B-2                            1,729,000            --   (1,729,000)            --           --
Issuance of shares for ICG
 Transaction                    1,000,000            --            --            --    1,000,000
Exercise of employee stock
 options                          838,258            --            --            --      838,258

Other                            315,314             --            --            --     315,314
                               -----------  ----------- -------------    ----------  ----------

Balance at December 31, 2000   42,423,082            -    15,477,210     5,783,400   63,683,692
                               ===========  =========== =============    ==========  ==========

    The Company has authorized 10,000,000 shares of preferred stock, par value $.01 per share. For shares issued and outstanding, see Note 13.

    On May 25, 2000, the Company's shareholders approved an amendment to the Company's certificate of incorporation, increasing the total number of authorized shares of Class A Common Stock to 500,000,000, eliminating the Series B-1 common stock and increasing the number of authorized shares of Series B-2 common stock to 50,000,000 and Series B-3 common stock to 20,000,000. The Company filed an amendment to the certificate of incorporation with the Secretary of State of the State of Delaware as approved by the Company's shareholders, reflecting the amendments.

  Common Stock Offering

    In April 2000, the Company completed an underwritten offering of 4,000,000 shares of Class A Common Stock at a price of $50 per share, from which the Company raised approximately $188.3 million of net proceeds, after deducting approximately $11.7 million of offering expenses. In addition, one of the Company's stockholders sold 1,000,000 shares of Class A Common Stock, at a price of $50 per share, of which the Company received no proceeds.

                                 TELIGENT, INC.

    Stock Purchase Agreement and Issuance of Warrants

    On December 7, 2000, the Company entered into a stock purchase agreement with RGC International Investors, LDC ("RGC"), as a private placement pursuant to Section 4(2) of the Securities Act of 1933. Pursuant to the purchase agreement, the Company may, subject to satisfying certain conditions, at its sole discretion during the 18 months from the effectiveness of the resale registration statement, require RGC to purchase up to $250 million of its Class A Common Stock in a series of draw-downs. Pursuant to the purchase agreement, the Company also issued 4,972,370 warrants to RGC to purchase an equal number of shares of Class A Common Stock at an exercise price of $3.62 per share. Warrants to purchase 3,729,278 shares vested on December 7, 2000. The remaining 1,243,092 warrants will vest pro rata with each tranche purchased after we have drawn down a total of $150 million.

    A draw down is initiated upon the Company's delivery of a draw down notice that will include a draw down amount and a minimum price at which the Company is willing to issue stock to RGC. The number of shares to be purchased by RGC for each tranche will be based upon the volume-weighted average trading price ("VWAP") of the shares for each of the nine business days following the receipt of a draw down notice. If, on any given date, the maximum permitted draw down amount is less than $1 million, or if the VWAP is at or below $2 per share for the preceding trading day, the Company may not deliver a draw down notice. If the VWAP is at or below $2 per share during any day during a draw down period, the total amount of the draw down will be reduced by the percentage of the draw down amount attributable to that particular day.

    RGC may sell the shares of Class A Common Stock purchased pursuant to the purchase agreement, including upon exercise of the warrants, from time to time on the principal exchange or market upon which the Company's common stock is then listed or in negotiated transactions at prices determined at the time of sale. However, pursuant to the terms of the purchase agreement and warrants, the Company may not give notice of a draw down and RGC may not exercise warrants if doing so would result in RGC's ownership of greater than 9.9% of our Class A Common Stock. Further, the Company may not issue 20% or more of our common stock as of December 7, 2000, or 20% or more of our voting power outstanding as of December 7, 2000, without shareholder approval.

    The purchase agreement is contingent upon certain conditions, including a minimum trading price of $2.00 per share for the Company's common stock at the time of draw down, limits on the amount that can be drawn down based on trading price and trading volume of our common stock, and the listing of our common stock on a principal trading exchange or market such as the Nasdaq National Market or the Nasdaq SmallCap Market. We may not be able to obtain all or any part of the $250 million equity financing unless the price and volume of our common stock increase significantly and we may not be able to obtain any other additional financing on terms acceptable to us.

  Company Appreciation Rights, Appreciation Units and Stock Options

    In 1996, certain employees were granted Company Appreciation Rights ("CARs") and appreciation units. At the time of the Company's Initial Public Offering, these CARs and appreciation units were converted into options to purchase Class A Common Stock. The Company will recognize up to $173.3 million of compensation expense over the vesting period of the options. Through December 31, 2000, $160.2 million of stock-based compensation expense has been recognized, and up to $13.1 million will be recognized through September 1, 2002 as follows: $12.7 million in 2001 and $400,000 in 2002. The employees receiving these benefits are primarily executives and key employees whose compensation expenses are typically included in general and administrative expenses for the years ended December 31, 2000, 1999 and 1998.

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

    The Company applies the provisions of APB No. 25 in accounting for its stock-based compensation. If compensation expense had been determined in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 2000, 1999 and 1998 would have been $892.4 million, $570.6 million and $324.4 million, or $14.90, $10.68 and $6.16 per share, respectively. Options arising from the conversion of CARs and Appreciation Units have been valued based on the number and exercise price of the options issued upon conversion. The weighted average fair value of options granted was $21.17, $47.25 and $21.91 in 2000, 1999 and 1998, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, risk free rate interest rate of 6.4%, 6.0% in 1999 and 5.3% in 1998, an expected life of 5 years in 2000 and 10 years in 1999 and 1998, and an expected volatility of 1.010 in 2000, .861 in 1999 and .648 in 1998.

    Option activity for 2000, 1999 and 1998 is set forth below:

                                             WEIGHTED-                WEIGHTED-              WEIGHTED-
                                               AVERAGE                  AVERAGE                AVERAGE
                                              EXERCISE                 EXERCISE               EXERCISE
                                   2000        PRICE         1999       PRICE       1998       PRICE
                                 -----------  --------    ----------  ---------  ----------   --------
    Outstanding, January 1.....   15,543,964    $20.65    14,618,967     $12.32  13,165,374     $10.30
    Granted....................    6,197,743     27.10     3,255,655      53.74   1,730,735      28.42
    Canceled...................   (2,591,629)    37.73      (513,366)     32.61    (223,581)     19.59
    Exercised..................     (838,258)     9.33    (1,803,291)      9.46     (49,922)      7.42
    Expired....................      (99,862)    26.47       (14,001)     18.07      (3,639)      6.52
                                  ----------    ------    ----------     ------  ----------     ------
    Outstanding, December 31...   18,211,958     20.90    15,543,964      20.65  14,618,967      12.32
                                  ==========    ======    ==========     ======  ==========     ======
    Exercisable, December 31...    7,232,215    $10.78     5,337,648     $ 6.91   3,824,319     $ 5.79
                                  ==========    ======    ==========     ======  ==========     ======


    Options outstanding and exercisable by price range as of December 31, 2000 are as follows:

                                      WEIGHTED-
                                       AVERAGE          WEIGHTED -                     WEIGHTED-
                                      REMAINING          AVERAGE                       AVERAGE
     RANGE OF                        CONTRACTUAL        EXERCISE                       EXERCISE
  EXERCISE PRICES     OUTSTANDING   LIFE (IN YEARS)      PRICE           EXERCISABLE    PRICE
 -----------------   ------------- -----------------  --------------    -------------  --------
   $ 1.81 - 2.36          15,800         9.9                2.12                   --       --
     2.83 - 4.18       2,009,244         5.7                3.76            2,003,244      3.77
     4.34 - 6.48       1,067,922         5.9                5.44            1,001,622      5.44
     6.52 - 9.63       5,550,970         6.0                7.00            2,998,394      6.74
    9.91 - 14.72       1,505,971         9.3               11.88              205,749     12.53
   14.94 - 22.13         561,427         7.5               20.36              119,247     21.49
   22.50 - 32.75       3,643,295         8.8               24.37              332,612     27.87
   33.94 - 50.66       2,049,712         7.2               44.57              272,650     44.66
   51.16 - 76.56       1,479,817         8.7               61.91              298,697     60.90
   77.13 - 95.81         327,800         9.1               83.23                   --       --
                     ------------                                       --------------
                      18,211,958         7.3               20.90            7,232,215     10.78
                     ============                                       ==============

                                 TELIGENT, INC.

16.     EMPLOYEE BENEFIT PLANS

    Employees of the Company may participate in a 401(k) retirement plan in which eligible employees may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed annual maximums as defined in the Internal Revenue Code. The Company matches one-half of a participant's contribution up to 6% of the participant's compensation, vesting over 4 years. The Company's contributions to the plan were $2.8 million, $1.7 million and $0.9 million for 2000, 1999 and 1998, respectively.

    Effective July 1, 1999, the Company adopted the Employee Stock Purchase Plan ("ESPP"). Under the ESPP, the Company authorized the issuance of 300,000 shares of Class A Common Stock, which allowed eligible employees to purchase such shares at 85% of the fair value of the Class A Common Stock. As of January 2001, the Company had issued all such shares available under the ESPP. No additional shares will be distributed under the ESPP until more shares of Class A Common Stock are authorized for distribution under the ESPP.


17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts).

                                                 1ST          2ND          3RD          4TH
                                               QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                               -------      -------      -------      -------       -----
2000
Revenues.....................................   $23,064      $32,264      $42,669      $54,075     $152,072
Loss from operations.........................  (137,815)    (145,976)    (124,335)    (224,233)    (632,359)
Net loss applicable to common stockholders...  (166,037)    (174,456)    (238,638)    (270,725)    (849,856)
Basic and diluted net loss per common
 share.......................................    ($3.02)       (2.94)       (3.88)       (4.25)      (14.19)


                                                 1ST          2ND          3RD          4TH
                                               QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                               -------      -------      -------      -------       -----
1999
Revenues.....................................   $ 1,523      $ 3,961    $ 10,320      $ 15,500     $ 31,304
Loss from operations.........................   (93,532)    (107,752)   (123,999)     (133,733)    (459,016)
Net loss applicable to common stockholders...  (108,112)    (123,472)   (143,640)     (156,595)    (531,819)
Basic and diluted net loss per common
 share.......................................     (2.05)       (2.34)      (2.66)        (2.89)       (9.95)

    The sum of the per common share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               TELIGENT, INC.
                               (IN THOUSANDS)



                                                                       Additions
                                                              ----------------------------
                                                Balance at     Charged to      Charged to                          Balance at
                                                Beginning       Costs and        Other                               End of
                  Description                   of Period       Expenses        Accounts       Deductions            Period
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000

      Reserves and allowances deducted from
      asset accounts:
           Allowance for doubtful accounts            873           8,850              0           (1,924) (1)          7,799

      Reserves and allowances deducted from
      liability accounts:
           Restructuring reserve                        0          14,500              0           (3,630) (2)         10,870

YEAR ENDED DECEMBER 31, 1999

      Reserves and allowances deducted from
      asset accounts:
           Allowance for doubtful accounts             40           1,000              0             (167) (1)            873

YEAR ENDED DECEMBER 31, 1998

      Reserves and allowances deducted from
      asset accounts:
           Allowance for doubtful accounts              0              40              0                0                  40

 (1)       Uncollectible accounts written off, net of recoveries

 (2)       Restructuring amounts applied during 2000