Form 10-K/A
period 2000-12-31
TELIGENT INC
filed 2001-05-24
CIK 1047021

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

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

      The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2001 was as follows:

                        Common Stock, Class A 42,583,265
                        Common Stock, Class B 21,260,610

================================================================================

      This Form 10-K/A is being filed in order to amend the Items set forth below so as to respond to certain comments the Company received from the SEC on its original Form 10-K for the year ended December 31, 2000 (the "Original 10-K"). In reviewing the Form 10-K/A and the Original 10-K, the reader should be aware that since the filing of the Original 10-K the Company and all of its domestic subsidiaries have filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code (see the Company's Form 8-K dated May 21, 2001) and there have been substantial changes in the Company's stock ownership, Board of Directors and management. The information contained in the Form 10-K/A under
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and 7A (Quantitative and Qualitative Disclosure About Market Risk) have not been updated to reflect financial changes, including the bankruptcy filings, since the filing of the Original 10-K. The information contained under Part IV of the Form 10-K/A has been revised from that contained in the Original 10-K only in that the financial statements contain a new note regarding the bankruptcy filings and the Auditor's Report has been modified in like thereof.

      Except for any historical information contained herein, the matters discussed in this Form 10-K contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operation and business. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors. The Company cannot be sure that any of its expectations will be realized.

      In this Annual Report on Form 10-K, we will refer to Teligent, Inc., a Delaware corporation, and, as appropriate, its subsidiaries, as "Teligent," "the Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to page 3 of the Original 10-K for additional factors relating to such statements.

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

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                       2000              1999
                                       ----              ----
                  Local             $ 32,692         $   6,018
                  Long distance       73,203            19,491
                  Data and Other      46,177             5,795
                                    --------         ---------
                                    $152,072         $  31,304
                                    ========         =========


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

      Cost of services, consisting primarily of telecommunications expenses, operating personnel costs and site acquisition and rent expenses, increased by $117.6 million, or 57%, to $325.1 million from $207.5 million for the year ended December 31, 2000, as compared to the corresponding prior year period. This increase is primarily due to the costs of provisioning higher volumes of telecommunications and data traffic over our networks. Increases in personnel-related costs, site rent and utility expenses and office rent related to our expansion into new markets during 1999 and 2000 also contributed to the increase in cost of services for these periods. Additionally, telecommunication costs were reduced by $39.7 million for the year ended December 31, 2000 related to the resolution of an outstanding liability with one of our vendors. The Company completed a settlement with the vendor in September 2000 that resulted in the payment of $17.3 million in interest to the vendor and reimbursement by the vendor to the Company in the amount of $55 million. Of this amount, $39.7 million was for equipment costs, telecommunication costs, and other network costs for multipoint radio equipment that did not perform to design specifications. The $39.7 million was recorded as a reduction of telecommunications costs which were incurred prior to the completion of the equipment upgrades. The remaining $15.8 million of the reimbursement from the vendor was applied against a receivable from the vendor and towards a reserve for fixed assets associated with the assets to be taken out of service.

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

      Restructuring and asset impairment totaled $34.6 million for the year ended December 31, 2000. One-time restructuring charges totaled $14.5 million and include $6.8 million for severance and other compensation, $5.8 million for net costs relating to lease terminations, and other costs of $1.9 million. Severance and other compensation relates to the workforce reduction which occurred in November 2000, and resulted in the termination of approximately 600 employees, primarily in the sales, real estate, and network operations areas. A non-cash charge of $20.1 million was recorded to reflect the impairment of fixed assets in markets in which we are planning to reduce services under the restructuring plan. The asset impairment charge was calculated based on 100% of the net book value of the assets located in these markets.

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

      Interest expense was $88.3 million in 1999, compared to $66.9 million in 1998. The increase is due to higher long- term debt balances resulting from borrowings made against the credit facility during 1999 and the amortization of credit facility fees and interest incurred on the 11 1/2% Senior Discount Notes.

      Other expense was $500,000 in 1999, compared to $400,000 in 1998. These amounts are due to losses from the disposal of property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

      We have approximately $194 million of cash, cash equivalents and short-term investments as of March 26, 2001. Based on our internal projections, we expect this amount will allow us to remain funded through the second quarter of 2001. Our credit facility, entered into on July 2, 1998, has been fully drawn down. Thus, we need additional sources of funding to finance our operations starting in the third quarter. In addition, in order to develop our business, we will need a significant amount of money to pay for equipment, meet our debt obligations, operate our business on a day-to- day basis and contribute additional capital to our international ventures. Our principal equipment-related needs include the purchase and installation of equipment in customer buildings, base stations, network switches and switch electronics, network operations and data center expenditures and information systems, platforms and interfaces. We are exploring a variety of alternatives that may provide the necessary financing, including equity, debt and vendor financing.

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

   Historical Cash Flows and Working Capital

      For the year ended December 31, 2000 we used cash in operations of $669.1 million, due primarily to the operating loss for the period, partially offset by depreciation and amortization, loss recognized on the write-down of available-for- sale securities, stock based and other non-cash compensation, asset impairment charges recorded during the year and other charges. We used cash in operations of $313.4 million for the year ended December 31, 1999, due primarily to the operating loss for the period reduced by depreciation and amortization, non-cash stock-based compensation and an increase in current liabilities.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We have certain exposure to financial market risks, including changes in interest rates and other relevant market prices. Specifically, an increase or decrease in interest rates would affect interest costs relating to our credit facility. At December 31, 2000, we had an outstanding loan balance of $789.7 million under the credit facility. $575.0 million incurs interest at a floating rate tied to a LIBOR or an alternate base rate and the remaining $214.7 million incurs interest at a fixed rate of 11.125% per annum. If the interest rate increased by 1%, then interest expense would increase by approximately $5.8 million. The outstanding balance under the credit facility that incurs interest at a floating rate represents approximately 40% of our outstanding long-term debt.

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

      We also maintain securities with an original maturity of greater than 90 days, but less than one year. These securities are classified as "available for sale." An immediate increase or decrease in interest rates could have a material impact on the fair value of these financial instruments or on our short-term investment portfolio. Based on the fact that the investments are short-term and are in government securities and/or high-grade corporate debt, no material interest rate exposure exists as of December 31, 2000.

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

10.25 Amendment and Consent, dated as of March 30, 2001, to the Credit Agreement, dated as of July 2, 1998, among Teligent, Inc., lenders from time to time parties thereto, Goldman Sachs Credit Partners L.P., as syndication agent, Toronto Dominion (Texas), Inc., as documentation agent, and The Chase Manhattan Bank, as administrative agent, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, dated March 30, 2001, and incorporated herein by reference. [Portions of the document have been omitted pursuant to a request for confidential treatment requested through March 30, 2006].

12.1 Statement regarding computation of ratios, filed as Exhibit 12.1 to the Company's Annual Report on Form 10-K, dated March 30, 2001, and incorporated herein by reference.

12.2 Statement regarding computation of ratios, filed as Exhibit 12.2 to the Company's Annual Report on Form 10-K, dated March 30, 2001, and incorporated herein by reference.

21.1 Significant Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, dated March 30, 2001, and incorporated herein by reference.

23.1     Consent of Independent Auditors dated May 21, 2001.

99.1     Press release of Teligent, Inc. dated February 28, 2001, filed as
         Exhibit 99.1 to the Company's Annual Report on Form 10-K, dated March 30, 2001, and incorporated herein by reference.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        TELIGENT, INC.

                                       (Registrant)


Date: May 23, 2001                     By:  /s/ YOAV KRILL
                                            ------------------------------------
                                            Yoav Krill
                                                Chief Executive Officer,
                                                President and Director
                                                (Principal Executive Officer)

                                 TELIGENT, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                               PAGE
                                                                                                                              NUMBER
    Report of Ernst & Young LLP, Independent Auditors..............................................................            F-2
    Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999......................................            F-3
    Consolidated Statements of Operations for the years ended December 31, 2000, 1999
    and 1998.......................................................................................................            F-4
    Consolidated Statement of Stockholders (Deficit) Equity for the years ended
    December 31, 2000, 1999 and 1998...............................................................................            F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 2000,
    1999 and 1998..................................................................................................            F-6
    Notes to Consolidated Financial Statements.....................................................................            F-7

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

                                                   /s/ Ernst & Young LLP

McLean, Virginia
February 23, 2001

                                 TELIGENT, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                                 2000                 1999
                                                                                ---------------------         --------------------
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                                 $   260,555                  $   440,293
SHORT-TERM INVESTMENTS                                                                         96,635                      116,610
ACCOUNTS RECEIVABLE, NET                                                                       37,267                       12,673
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                      28,394                       17,914
RESTRICTED CASH AND OTHER INVESTMENTS                                                           5,374                       38,224
                                                                                ---------------------         --------------------
      TOTAL CURRENT ASSETS                                                                    428,225                      625,714

PROPERTY AND EQUIPMENT, NET                                                                   560,534                      402,989
INTANGIBLE ASSETS, NET                                                                        187,976                       96,418
INVESTMENTS IN AND ADVANCES TO INTERNATIONAL VENTURES
AND OTHER ASSETS                                                                               32,741                        6,722
                                                                                ---------------------         --------------------

      TOTAL ASSETS                                                                        $ 1,209,476                  $ 1,131,843
                                                                                =====================         ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
ACCOUNTS PAYABLE                                                                          $   107,410                  $   239,139
ACCRUED EXPENSES AND OTHER                                                                     71,065                       43,869
                                                                                ---------------------         --------------------
      TOTAL CURRENT LIABILITIES                                                               178,475                      283,008

LONG-TERM DEBT                                                                              1,435,070                      808,799
OTHER NONCURRENT LIABILITIES                                                                   35,858                        3,165

SERIES A CUMULATIVE CONVERTIBLE REDEEMABLE
PREFERRED STOCK                                                                               520,658                      478,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
COMMON STOCK                                                                                      637                          547
ADDITIONAL PAID-IN CAPITAL                                                                    808,835                      519,607
ACCUMULATED DEFICIT                                                                        (1,770,057)                    (962,071)
                                                                                ---------------------         --------------------
      TOTAL STOCKHOLDERS' DEFICIT                                                            (960,585)                    (441,917)
                                                                                ---------------------         --------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,209,476                  $ 1,131,843
                                                                                =====================         ====================

                See notes to consolidated financial statements

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                                                       2000                   1999                      1998
                                                               --------------------   --------------------      --------------------
REVENUES:
COMMUNICATION SERVICES                                               $     152,072          $      31,304          $            960

COSTS AND EXPENSES:
COST OF SERVICES                                                           325,119                207,538                    79,342
SALES, GENERAL AND ADMINISTRATIVE                                          262,806                205,589                   123,958
RESTRUCTURING AND ASSET IMPAIRMENT                                          34,585                      -                         -
STOCK-BASED AND OTHER NONCASH COMPENSATION                                  28,377                 31,451                    32,164
DEPRECIATION AND AMORTIZATION                                              133,544                 45,742                    14,193
                                                               --------------------   --------------------      --------------------
      TOTAL COSTS AND EXPENSES                                             784,431                490,320                   249,657
                                                               ====================   ====================      ====================

LOSS FROM OPERATIONS                                                      (632,359)              (459,016)                 (248,697)
INTEREST INCOME                                                             25,052                 18,933                    34,510
INTEREST EXPENSE                                                          (133,286)               (88,347)                  (66,880)
EQUITY IN LOSSES OF INTERNATIONAL VENTURES                                  (6,605)                     -                         -
OTHER EXPENSE                                                              (60,788)                  (483)                     (404)
                                                               --------------------   --------------------      --------------------
NET LOSS                                                                  (807,986)              (528,913)                 (281,471)

ACCRUED PREFERRED STOCK DIVIDENDS AND
AMORTIZATION OF ISSUANCE COSTS                                             (41,870)                (2,906)                        -
                                                               --------------------   --------------------      --------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $    (849,856)         $    (531,819)         $       (281,471)
                                                               ====================   ====================      ====================
BASIC AND DILUTED NET LOSS PER COMMON SHARE                          $      (14.19)         $       (9.95)         $          (5.35)
                                                               ====================   ====================      ====================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  59,897                 53,423                    52,597
                                                               ====================   ====================      ====================

                See notes to consolidated financial statements

                                 TELIGENT, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)


                                                                       ADDITIONAL
                                                    COMMON                PAID-IN        ACCUMULATED
                                                     STOCK         CAPITAL                 DEFICIT                  TOTAL
                                          ----------------  ---------------------  -----------------------   --------------------

BALANCE AT JANUARY 1, 1998                       $     526           $    436,307          $      (151,687)          $    285,146

STOCK-BASED COMPENSATION                                 -                 27,006                        -                 27,006
EXERCISE OF STOCK OPTIONS                                -                    372                        -                    372
NET LOSS                                                 -                      -                 (281,471)              (281,471)
                                          ----------------  ---------------------  -----------------------   --------------------
   BALANCE AT DECEMBER 31, 1998                        526                463,685                 (433,158)                31,053
                                          ----------------  ---------------------  -----------------------   --------------------

STOCK-BASED COMPENSATION                                 -                 26,094                        -                 26,094
EXERCISE OF STOCK OPTIONS                               18                 17,042                        -                 17,060
ISSUANCE OF COMMON STOCK FOR                             3                 15,692                        -                 15,695
ACQUISITIONS

ACCRUED PREFERRED STOCK DIVIDENDS AND                    -                 (2,906)                       -                 (2,906)
  AMORTIZATION OF ISSUANCE COSTS
NET LOSS                                                 -                      -                 (528,913)              (528,913)
                                          ----------------  ---------------------  -----------------------   --------------------
   BALANCE AT DECEMBER 31, 1999                        547                519,607                 (962,071)              (441,917)
                                          ----------------  ---------------------  -----------------------   --------------------

ISSUANCE OF COMMON STOCK                                40                188,332                        -                188,372
ISSUANCE OF COMMON STOCK IN ICG                         10                 61,973                        -                 61,983
TRANSACTION
ISSUANCE OF COMMON STOCK FOR                            28                 47,197                        -                 47,225
ACQUISITIONS
ACCRUED PREFERRED STOCK DIVIDENDS AND                    -                (41,870)                       -                (41,870)
   AMORTIZATION OF ISSUANCE COSTS
STOCK-BASED COMPENSATION                                 -                 21,929                        -                 21,929
EXERCISE OF STOCK OPTIONS                                9                  7,813                        -                  7,822
OTHER                                                    3                  3,854                        -                  3,857
NET LOSS                                                 -                      -                 (807,986)              (807,986)
                                          ----------------  ---------------------  -----------------------   --------------------
   BALANCE AT DECEMBER 31, 2000                  $     637           $    808,835           $   (1,770,057)          $   (960,585)
                                          ================  =====================  =======================   ====================

                 See notes to consolidated financial statements

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEARS ENDED DECEMBER 31,
                                                                                --------------------------
                                                                         2000              1999             1998
                                                                   ----------------   --------------  -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                              $   (807,986)    $   (528,913)      $   (281,471)
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
   IN OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                                       133,544           45,742             14,193
        LOSS ON WRITE-DOWN OF AVAILABLE-FOR-SALE SECURITIES                  61,609                -                  -
        ACCRETION OF SENIOR DISCOUNT NOTES AND OTHER                         40,589           36,707             27,880
       AMORTIZATION
        STOCK-BASED AND OTHER NONCASH COMPENSATION                           28,377           31,451             32,164
        EQUITY IN LOSSES OF INTERNATIONAL VENTURES                            6,605                -                  -
        ASSET IMPAIRMENT                                                     20,085                -                  -
        CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES,
         NET OF ACQUISITIONS:
           ACCOUNTS RECEIVABLE                                              (19,568)          (8,921)            (1,172)
           PREPAID EXPENSES AND OTHER CURRENT ASSETS                        (13,322)         (12,569)            (1,355)
           ACCOUNTS PAYABLE                                                (127,529)         101,336            118,581
           ACCRUED LIABILITIES                                                8,480           21,788             14,552
                                                                   ----------------   --------------  -----------------

              NET CASH USED IN OPERATING ACTIVITIES                        (669,116)        (313,379)           (76,628)
                                                                   ----------------   --------------  -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASE OF PROPERTY AND EQUIPMENT                                    (284,778)        (261,427)          (183,098)
     MATURITY OF SHORT-TERM INVESTMENTS                                     139,675           25,378                  -
     PURCHASES OF SHORT-TERM INVESTMENTS                                   (119,700)        (141,988)                 -
     INVESTMENT IN AND ADVANCES TO INTERNATIONAL VENTURES                   (37,822)               -                  -
     RESTRICTED CASH AND OTHER INVESTMENTS                                   33,924           26,249             29,477
     CASH PAID FOR ACQUISITIONS, NET OF CASH ACQUIRED                       (27,684)          (2,986)                 -
                                                                   ----------------   --------------  -----------------

              NET CASH USED IN INVESTING ACTIVITIES                        (296,385)        (354,774)          (153,621)
                                                                   ================   ==============  =================

 CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM LONG-TERM DEBT                                           589,569          200,000            250,703
     PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET                            188,372                -                  -
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                  7,822           17,060                372
     PROCEEDS FROM ISSUANCE OF PREFERRED STOCK, NET                               -          475,882                  -
     DEBT FINANCING COSTS                                                         -             (743)           (29,480)
                                                                   ----------------   --------------  -----------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                     785,763          692,199            221,595
                                                                   ----------------   --------------  -----------------

 NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                           (179,738)          24,046             (8,654)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             440,293          416,247            424,901
                                                                   ----------------   --------------  -----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   260,555      $   440,293        $   416,247
                                                                   ================   ==============  =================

 SUPPLEMENTAL CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                 $    79,500      $    43,191        $    39,279
                                                                   ================   ==============  =================
 ACCRUED PREFERRED STOCK DIVIDENDS TO BE PAID IN KIND                   $    41,870      $     2,906        $         -
                                                                   ================   ==============  =================

                 See notes to consolidated financial statements

                                 TELIGENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND LIQUIDITY

      Teligent, Inc. ("Teligent" or the "Company") is a full-service communications company that offers business customers local and long-distance telephony; high-speed data and Internet access services over the Company's digital SmartWave local networks. The Company's SmartWave local networks integrate advanced fixed wireless technologies with traditional broadband wireline technology.

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

                                 TELIGENT, INC.

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

      The Company used one vendor as a primary supplier of network equipment for use in the construction of its digital SmartWavea local networks until September 2000. As of December 31, 2000 and 1999, amounts due to this vendor for trade payables totaled $4.7 million and $167.8 million, respectively. Capital expenditures from this vendor represented 12%, 40% and 47% of the Company's total capital expenditures for the years ended December 31, 2000, 1999 and 1998, respectively.

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


4.    COMPREHENSIVE LOSS


Comprehensive loss includes net loss and foreign currency translation adjustments. The components of other comprehensive loss are as follows: (amounts in thousands):


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                     2000          1999             1998
                                                                                -------------     -----------    -----------
Loss applicable to common shareholders........................................     $(849,856)      $(531,819)     $(281,471)
Other comprehensive loss:
   Foreign currency translation adjustments...................................          (788)             --             --
                                                                                -------------     -----------    -----------
Comprehensive loss applicable to common shareholders..........................     $(850,644)      $(531,819)     $(281,471)
                                                                                =============     ===========    ===========

5.    PROPERTY AND EQUIPMENT

      The amounts included in property and equipment are as follows as of December 31 (in thousands):


                                                                          DECEMBER 31,
                                                                     -----------------------
                                                                        2000          1999
                                                                     ---------    ----------
      Telecommunications equipment...............................     $476,486      $279,749
      Computer systems...........................................      123,112        79,390
      Furniture and leasehold improvements.......................       25,912        18,510
      Undeployed equipment and construction in progress..........      109,628        81,744
                                                                     ---------    ----------
                                                                       735,138       459,393
      Accumulated depreciation...................................     (174,604)      (56,404)
                                                                     ---------     ---------
                                                                      $560,534      $402,989
                                                                     =========     =========

      Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $118.2 million, $40.1 million and $10.7 million, respectively. Depreciation expense for the year ended December 31, 2000 included $26.6 million related to the write-down of certain undeployed assets, when it was determined that such undeployed assets would not be deployed.

                                 TELIGENT, INC.

6.    INTANGIBLE ASSETS

      Intangible assets as of December 31 are as follows (in thousands):


                                                                               2000         1999
                                                                           ----------   ----------
      Acquired intangibles..............................................    $127,016      $20,947
      Fixed wireless licenses...........................................      52,704       51,813
      Debt financing costs and other intangibles........................      39,577       39,638
                                                                           ----------   ----------
                                                                             219,297      112,398
      Accumulated amortization..........................................     (31,321)     (15,980)
                                                                           ----------   ----------
                                                                            $187,976      $96,418
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



7.    ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):


                                                                                DECEMBER 31,
                                                                         -----------------------
                                                                            2000         1999
                                                                         ----------   ----------
      Accrued compensation..............................................   $20,956      $30,570
      Accrued telecommunications taxes..................................    17,539        9,167
      Restructuring reserve.............................................    10,870          --
      Accrued interest..................................................    10,801        2,886
      Other accrued liabilities.........................................    10,899        1,246
                                                                          --------    ---------
                                                                           $71,065      $43,869
                                                                          ========    =========



8.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):


                                                                                   DECEMBER 31,
                                                                            -----------------------
                                                                                2000         1999
                                                                            -----------   ----------
      11.5% Senior Notes due 2007........................................    $  300,000     $300,000
      11.5% Senior Discount Notes due 2008...............................       345,331      308,799
      Credit Facility....................................................       789,739      200,000
                                                                            -----------   ----------
                                                                             $1,435,070     $808,799
                                                                            ===========   ==========

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

           Maturities of long-term debt at December 31, 2000 are as follows (in thousands):


            2002...................................................................................................    $   50,520
            2003...................................................................................................       110,267
            2004...................................................................................................       135,731
            2005...................................................................................................       139,555
            Thereafter.............................................................................................       998,997
                                                                                                                     ------------
                                                                                                                       $1,435,070
                                                                                                                     ============



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


                                                                                                       FAIR VALUE      CARRYING
                                                                                                       ----------      --------
                                                                                                                        AMOUNT
                                                                                                                        ------
      Senior Notes...................................................................................   $40,500        $ 300,000
      Senior Discount Notes..........................................................................   $37,400        $ 345,331
      Series A Preferred Stock.......................................................................   $18,185        $ 520,658

      The fair value of the Senior Notes, Senior Discount Notes and the Series A Preferred Stock was estimated based on quoted market prices.

                                 TELIGENT, INC.

10.   INCOME TAXES

      Deferred tax assets and liabilities are as follows, as of December 31 (in thousands):


                                                                                                         2000         1999
                                                                                                     ----------- ------------
      Deferred tax assets:
            Net operating loss carryforward.......................................................    $  556,142    $ 278,870
            Stock based compensation..............................................................         6,126       41,843
            Original issue discount...............................................................        35,959       22,077
            Losses on investments/ asset impairment...............................................        39,216           --
            Other.................................................................................        12,007        1,741
                                                                                                     ----------- ------------
                  Total deferred tax assets.......................................................       649,450      344,531
      Deferred tax liability:
            Intangible assets.....................................................................       (10,705)     (11,760)
                                                                                                     ----------- ------------
      Net deferred tax assets.....................................................................       638,745      332,771
      Valuation allowance.........................................................................      (638,745)    (332,771)
                                                                                                     ----------- ------------
                  Total...........................................................................    $       --    $      --
                                                                                                   ============= ============

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

           A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate, for the years ended December 31, 2000 and 1999, is as follows:


                                                                                                        2000        1999
                                                                                                       ---------  ----------
                                                                                                             -         -
      Federal income tax benefit at statutory rate....................................................    (34.0)%    (34.0)%
      State income taxes net of federal...............................................................     (4.0)      (4.0)
      Net change in valuation allowance...............................................................     38.1       38.6
      Other...........................................................................................     (0.1)      (0.6)
                                                                                                          -----       -----
                                                                                                            --  %       -- %
                                                                                                          =====       =====



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

           The 2000 and 1999 Transactions are summarized as follows. Amounts allocated to intangibles are being amortized on a straight-line basis over periods ranging from 5 to 15 years:


                                                                                                YEARS ENDED DECEMBER 31,
                                                                                           -----------------------------------
                                                                                                     2000              1999
                                                                                                    ------            ------
Cash paid for acquisitions, net of cash acquired:
         Recorded value of assets acquired................................................        $  21,495         $   3,438
         Identified intangibles...........................................................          113,414            20,949
         Net liabilities assumed..........................................................          (60,000)           (5,706)
         Common stock issued in acquisitions..............................................          (47,225)          (15,695)
                                                                                                 -----------       -----------
                                                                                                  $  27,684         $   2,986
                                                                                                 ===========       ===========

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


      2001...................................................................................................     $31,957
      2002...................................................................................................       5,134
      2003...................................................................................................       5,134
      2004...................................................................................................       5,134
      2005...................................................................................................       5,134
      Thereafter.............................................................................................       1,574
                                                                                                             -------------
                                                                                                                  $54,067
                                                                                                             =============

           The Company leases various operating sites, rooftops, storage, and administrative offices under operating leases. Rent expense was $58.1 million, $28.0 million and $10.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments by year, and in the aggregate, at December 31, 2000, are as follows (in thousands):


      2001...................................................................................................    $ 64,099
      2002...................................................................................................      61,543
      2003...................................................................................................      57,270
      2004...................................................................................................      45,765
      2005...................................................................................................      28,105
      Thereafter.............................................................................................      80,827
                                                                                                             -------------
                                                                                                                 $337,609
                                                                                                             =============


15.   CAPITAL STOCK

      The Company has authorized two classes of common stock, Class A Common Stock and Class B Common Stock. The rights of the two classes of common stock are substantially identical, except that until the number of shares held by holders of the respective series of Class B Common Stock fall below

                                 TELIGENT, INC.

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

      The number of shares authorized, issued and outstanding at December 31, 2000 and 1999, for each class of stock is summarized below:


                                                                    DECEMBER 31,
                            -------------------------------------------------------------------------------------------------

                                             2000                                                 1999
                            ------------------------------------------    ----------------------------------------------------

                PAR             SHARES               SHARES ISSUED                 SHARES                  SHARES ISSUED
CLASS             VALUE       AUTHORIZED            AND OUTSTANDING              AUTHORIZED               AND OUTSTANDING
-------------- -----------  -------------------   --------------------     -----------------------   --------------------------
A                    $0.01          500,000,000             42,423,082                 200,000,000                   10,281,667
Series B-1           $0.01                   --                     --                  30,000,000                   21,436,689
Series B-2           $0.01           50,000,000             15,477,210                  25,000,000                   17,206,210
Series B-3           $0.01           20,000,000              5,783,400                  10,000,000                    5,783,400

      Common share activity by class is summarized below:


                                          CLASS             SERIES              SERIES              SERIES
                                            A                B-1                  B-2                B-3                TOTAL
                                       --------------  ----------------    -----------------   ----------------   -----------------

Balance at January 1, 1999                  8,206,392        21,436,689           17,206,210          5,783,400          52,632,691

Exercise of employee stock options          1,803,291                --                   --                 --           1,803,291
Issuance of shares for acquisitions           269,308                --                   --                 --             269,308
Other                                           2,676                --                   --                 --               2,676
                                       --------------  -----------------   -----------------    ---------------     ---------------
Balance at December 31, 1999               10,281,667        21,436,689           17,206,210          5,783,400          54,707,966

Conversion of Series B-1 to Class A        21,436,689       (21,436,689)                  --                 --                  --
Issuance of shares from stock               4,000,000                --                   --                 --           4,000,000
offering
Issuance of shares for acquisitions         2,822,154                --                   --                 --           2,822,154
Conversion and sale of Series B-2           1,729,000                --           (1,729,000)                --                  --
Issuance of shares for ICG                  1,000,000                --                   --                 --           1,000,000
Transaction
Exercise of employee stock options            838,258                --                   --                 --             838,258
Other                                         315,314                --                   --                 --             315,314
                                       --------------  -----------------   -----------------    ---------------     ---------------
Balance at December 31, 2000               42,423,082                --           15,477,210          5,783,400          63,683,692
                                       ==============  ==================  =================    ===============     ===============

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

      Option activity for 2000, 1999 and 1998 is set forth below:


                                                       WEIGHTED-                      WEIGHTED-                     WEIGHTED-
                                                        AVERAGE                        AVERAGE                       AVERAGE
                                                       EXERCISE                        EXERCISE                      EXERCISE
                                           2000         PRICE            1999            PRICE           1998          PRICE
                                          ------       --------         ------          -------         ------        -------

 Outstanding, January 1...............    15,543,964      $20.65       14,618,967        $12.32       13,165,374        $10.30
 Granted..............................     6,197,743       27.10        3,255,655         53.74        1,730,735         28.42
 Canceled.............................    (2,591,629)      37.73         (513,366)        32.61         (223,581)        19.59
 Exercised............................      (838,258)       9.33       (1,803,291)         9.46          (49,922)         7.42
 Expired..............................       (99,862)      26.47          (14,001)        18.07           (3,639)         6.52
                                         -----------                  -----------                    -----------      --------
 Outstanding, December 31.............    18,211,958       20.90       15,543,964         20.65       14,618,967         12.32
                                         ===========                  ===========                    ===========      ========
 Exercisable, December 31.............     7,232,215      $10.78        5,337,648        $ 6.91        3,824,319        $ 5.79
                                         ===========                  ===========                    ===========      ========

      Options outstanding and exercisable by price range as of December 31, 2000 are as follows:


                                                   WEIGHTED-
                                                    AVERAGE                                                           WEIGHTED-
                                                   REMAINING             WEIGHTED -                                    AVERAGE
       RANGE OF                                   CONTRACTUAL              AVERAGE                                     EXERCISE
   EXERCISE PRICES          OUTSTANDING         LIFE (IN YEARS)            EXERCISE            EXERCISABLE              PRICE
  ------------------       --------------      ------------------         ---------           -------------            ------
                                                                           Price
          $ 1.81 - 2.36                15,800         9.9                    2.12                             --         --
            2.83 - 4.18             2,009,244         5.7                    3.76                      2,003,244         3.77
            4.34 - 6.48             1,067,922         5.9                    5.44                      1,001,622         5.44
            6.52 - 9.63             5,550,970         6.0                    7.00                      2,998,394         6.74
           9.91 - 14.72             1,505,971         9.3                   11.88                        205,749        12.53
          14.94 - 22.13               561,427         7.5                   20.36                        119,247        21.49
           22.50 -32.75             3,643,295         8.8                   24.37                        332,612        27.87
          33.94 - 50.66             2,049,712         7.2                   44.57                        272,650        44.66
          51.16 - 76.56             1,479,817         8.7                   61.91                        298,697        60.90
          77.13 - 95.81               327,800         9.1                   83.23                             --         --
                       ----------------------                                             ----------------------
                                   18,211,958         7.3                   20.90                      7,232,215        10.78
                       ======================                                             ======================

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


                                                                  1ST           2ND           3RD          4TH
                                                                QUARTER       QUARTER       QUARTER      QUARTER        TOTAL
                                                               -----------  ------------  -----------  ------------  -----------
2000
Revenues.....................................................     $23,064       $32,264      $42,669       $54,075     $152,072
Loss from operations.........................................    (137,815)     (145,976)    (124,335)     (224,233)    (632,359)
Net loss applicable to common stockholders...................    (166,037)     (174,456)    (238,638)     (270,725)    (849,856)
Basic and diluted net loss per common share..................      ($3.02)        (2.94)       (3.88)        (4.25)      (14.19)


                                                                   1ST          2ND           3RD          4TH
                                                                 QUARTER      QUARTER       QUARTER      QUARTER        TOTAL
                                                               -----------  ------------  -----------  ------------  -----------
1999
Revenues.....................................................   $   1,523     $   3,961     $ 10,320      $ 15,500     $ 31,304
Loss from operations.........................................     (93,532)     (107,752)    (123,999)     (133,733)    (459,016)
Net loss applicable to common stockholders...................    (108,112)     (123,472)    (143,640)     (156,595)    (531,819)
Basic and diluted net loss per common share..................       (2.05)        (2.34)       (2.66)        (2.89)       (9.95)

      The sum of the per common share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                                 TELIGENT, INC.

18.   SUBSEQUENT EVENTS (UNAUDITED)

   Filing for Chapter 11 under the U.S. Bankruptcy Code

      On May 21, 2001, the Company and all of its direct and indirect domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The 21 separate cases were procedurally (but not substantively) consolidated for joint administration. Each of the Company and the subsidiaries included in the filings will continue to operate their businesses as debtors in possession during the reorganization proceeding. The Company's foreign subsidiaries were not part of the Chapter 11 filing.

      In conjunction with the filing of the petitions, the Company entered into an interim arrangement with its lenders to provide funds, subject to certain conditions, for near-term operations. The Bankruptcy Court approved the interim arrangement with the Company's lenders on May 21, 2001. A hearing on the interim arrangement is scheduled for June 13, 2001.

      While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein, including the effects of any plan of reorganization or liquidation.

      Based on the aforementioned bankruptcy coupled with the violation of certain debt-covenants, the repayment of the debt obligations can be accelerated by its lenders.

Changes in Management and the Board of Directors

      On April 17, 2001, Gary Howard and Carl Vogel resigned their seats on the Company's Board of Directors. David Berkman had resigned his seat on the Company's Board of Directors on March 2, 2001. On April 17, 2001, Liberty Media Corporation nominated Howard Jonas, Morris Lichtenstein and Anthony Davidson to the Company's Board of Directors pursuant to the terms of the Stockholders' Agreement, dated as of January 13, 2000, by and among Alex J. Mandl, Liberty Media Corporation, Telcom-DTS Investors, L.L.C. and Microwave Services, Inc. (the "Stockholders' Agreement"). On April 19, 2001, Howard Jonas, Morris Lichtenstein, and Anthony Davidson were elected to the Company's Board of Directors.

      On April 20, 2001, Rajendra Singh and Neera Singh resigned their seats on the Company's Board of Directors and Telcom-DTS Investors, L.L.C. nominated Hal Perkins and Rahul Prakash pursuant to the terms of the Stockholders' Agreement. On April 25, 2001, Hal Perkins and Rahul Prakash were elected to the Company's Board of Directors.

      On April 27, 2001, Tetsuro Mikami resigned his seat on the Company's Board of Directors. Pursuant to the terms of the Company's certificate of incorporation, Nippon Telegraph and Telephone Corporation ("NTT") is entitled to elect a director to replace Mr. Mikami. As of May 4, 2001, NTT has not elected a director to fill the vacancy on the Company's Board of Directors. On the same date, Alex Mandl was removed as the Chief Executive Officer, Chief Operating Officer and Chairman of the Company.

      On April 30, 2001, Yoav Krill was appointed as the Company's Chief Executive Officer and on May 1, 2001 he was elected to the Company's Board of Directors.

      On May 2, 2001, Steven F. Bell and Peter T. Garahan resigned their positions with the Company. Mr. Bell was the Company's Senior Vice President of Human Resources and Mr. Garahan was the Company's Vice-Chairman and Chief Financial Officer.

      On May 2, 2001, Michael Levitt resigned his seat on the Company's Board of Directors. Pursuant to the Company's certificate of designation, Hicks, Muse, Tate & Furst Incorporated and its affiliates

                                 TELIGENT, INC.

("Hicks, Muse") are entitled to elect a director to replace Mr. Levitt. On May 18, 2001, Hicks, Muse waived their right to elect a director (subject to the closing of the transaction with IDT on or before June 30, 2001). On May 18, 2001, James V. Continenza was elected to fill this vacancy on the Board.

      On May 7, 2001, Mr. Harris resigned his position as General Counsel and Secretary of the Company. On the same date Stuart H. Kupinsky was appointed as General Counsel and Secretary of the Company, Mr. Continenza was appointed as Chief Operating Officer of the Company and Norman Klugman was appointed as the Company's Chief Financial Officer and Treasurer.

      On May 10, 2001, Hamid Akhavan was removed as the Senior Vice President of Information Technology and Chief Technology Officer of the Company.

      Changes in work force

           On May 11, 2001, the Company terminated approximately 800 employees in an effort to reduce costs.