Form 10-K/A
period 2000-12-31
TELIGENT INC
filed 2001-06-04
CIK 1047021

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

       The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2001 was as follows:

                        Common Stock, Class A 42,583,265
                        Common Stock, Class B 21,260,610
================================================================================

       This Form 10-K/A is being filed to provide information which can not be incorporated by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders. In reviewing the Form 10-K/A and the Form 10-K for the year ended December 31, 2000 (the "Original 10-K"), the reader should be aware that since the filing of the Original 10-K the Company and all of its domestic subsidiaries have filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code (see the Company's Form 8-K dated May 21,
2001) and there have been substantial changes in the Company's stock ownership, Board of Directors and management. The information contained under Part III of the Form 10-K/A reflects the changes in stock ownership, the Board of Directors and management which have occurred.

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

       In this Annual Report on Form 10-K/A, we will refer to Teligent, Inc., a Delaware corporation, and, as appropriate, its subsidiaries, as "Teligent," "the Company," "we," "us," and "our." Where applicable, such references refer to Teligent's limited liability company predecessor.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

       The following table sets forth the names of the Company's directors and certain information about each of them as of May 28, 2001:


        NAME             AGE                     POSITION WITH THE COMPANY
        ----             ---                     -------------------------

James V. Continenza       38                     Chief Operating Officer and Director

Anthony S. Davidson       33                     Director

Yoav Krill                59                     Chief Executive Officer, President and Director

Morris Lichtenstein       37                     Director

Hal B. Perkins            44                     Director

Rahul Prakash             39                     Director

JAMES V. CONTINENZA, Mr. Continenza has been the Chief Operating Officer and a director of the Company since May 2001. He served as the Senior Vice President of Sales and Operations of the Company from October 2000 to May 2001. Mr. Continenza served Lucent Technologies Product Finance, a CIT Company, as its President and Chief Executive Officer from April 1999 to September 2000 and as its Senior Vice President - Worldwide Sales and Marketing from September 1997 to April 1999.

ANTHONY S. DAVIDSON, Mr. Davidson has been a director of the Company since April 2001. Mr. Davidson has served as the Chief Financial Officer of IDT Nevada Holdings, Inc., an investment and holding company, and of IDT Investments, Inc., a wholly owned subsidiary of IDT Corp. ("IDT"), since January 2001. From January 2000 to December 2000, Mr. Davidson served as the Vice President for Business Development of IDT, a telecommunications company. From September 1996 to December 2000, Mr. Davidson served as Treasurer of SkyView Media Group, a foreign language television and radio provider. SkyView Media Group filed for Chapter 11 in August 1999 while Mr. Davidson was serving as Treasurer. From June 1990 to August 1996, Mr. Davidson served as an Assistant Vice President of Fleet Bank.

YOAV KRILL, Mr. Krill has been a director of the Company since May 2001. Mr. Krill has served as the Chief Executive Officer and President of the Company since April 2001. From May 1998 to April 2001, Mr. Krill served as the Senior Vice President for Global Networks and Managing Director of European Operations of IDT. From 1994 to 1997, Mr. Krill served as the President of Bezeq Globe Ltd.

MORRIS LICHTENSTEIN, Mr. Lichtenstein has been a director of the Company since April 2001. Mr. Lichtenstein has served as the Executive Vice President of Business Development of IDT since January 2000. From January 1999 to December 1999, Mr. Lichtenstein served as Controller for IDT. During the period from 1988 to 1998, Mr. Lichtenstein served as the Controller of Mademoiselle Knitwear, Inc. Mademoiselle Knitwear, Inc. filed for Chapter 11 bankruptcy protection in 1996 while Mr. Lichtenstein was serving as Controller.

HAL B. PERKINS, Mr. Perkins has been a director of the Company since April 2001. Mr. Perkins has served as the General Counsel of Telcom Ventures since August 1995 and of Telcom - DTS Investors, L.L.C. since 1997.

RAHUL PRAKASH, Mr. Prakash has been a director of the Company since April 2001. Mr. Prakash has served as the President of Telcom-DTS Investors, L.L.C. and of Telcom Ventures, L.L.C. ("Telcom Ventures"), telecommunications investment firms, since 1997. From 1994 to 1997, Mr. Prakash served as a Vice President and Special Advisor to the Chairman of Telcom Ventures. Mr. Prakash serves on the Board of Directors of Aether Systems, Inc.


EXECUTIVE OFFICERS

The current executive officers of the Company who are not directors are as follows:

Name                  Age           Position with the Company
----                  ---           -------------------------
Norman Klugman        51            Chief Financial Officer and Treasurer

Stuart H. Kupinsky    34            Senior Vice President, General Counsel and Secretary


NORMAN KLUGMAN, Mr. Klugman has been the Chief Financial Officer and Treasurer of the Company since May 2001. Mr. Klugman served as Chief Executive Officer of IDT Enterprise Solutions from March 2001 to May 2001. Mr. Klugman served as the Chief Executive Officer and an investor of Launchview Broadband from May 2000 to February 2001. Launchview Broadband filed for Chapter 7 bankruptcy protection in February 2001 while Mr. Klugman was the Chief Executive Officer.

STUART H. KUPINSKY, Mr. Kupinsky has been a Senior Vice President, General Counsel and Secretary of the Company since May 2001. Mr. Kupinsky served as the Vice President of Legal and Business Affairs of the Company from April 2000 to May 2001 and was responsible for providing legal advice regarding corporate, technology, human resources and other issues. He served as an Associate General Counsel of the Company from October 1997 to April 2000. Mr. Kupinsky served as a trial attorney with the U.S. Department of Justice from September 1996 to October 1997, where he was primarily responsible for telecom antitrust enforcement actions.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires Teligent's directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of Teligent's equity securities, to file with the SEC and The Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Teligent's Class A common stock and other equity securities of Teligent by the tenth of the month following a change. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish Teligent with copies of all Section 16(a) forms they file.

       To Teligent's knowledge, based solely on a review of the copies of such reports furnished to Teligent and written representations that no other reports were required during the year ended December 31, 2000, the following Section 16(a) filings were late: (a) Mr. Akhavan, a former executive officer, filed a Form 3 late, and (b) Mr. Wagner, a former executive officer, filed a Form 3 late. Otherwise, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth information concerning the compensation paid or granted during 2000 to Teligent's former Chief Executive Officer and the three other highest paid executive officers that were employed by the Company at December 31, 2000, in addition to two executive officers that were no longer with the Company at such date (collectively, the "Executive Officers"). None of these Executive Officers is currently employed by the Company. Each of the Executive Officers received perquisites and other personal benefits in addition to salary and bonus during the periods stated. The aggregate amount of these perquisites and other personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of their salary and bonus and, therefore, has been omitted as permitted by the rules of the SEC.


---------------------------------------------------------------------------------------------------------------------------------
                                                                                            LONG TERM
                                                          ANNUAL COMPENSATION          COMPENSATION AWARDS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       SECURITIES UNDERLYING        ALL OTHER
                                                        SALARY            BONUS            OPTIONS/SARS            COMPENSATION
   NAME AND PRINCIPAL POSITION              YEAR         ($)               ($)                  (#)                    ($)
---------------------------------------------------------------------------------------------------------------------------------

Alex J. Mandl(2)                            2000        500,000            ---                  ---                   4,048(1)
   Chairman of the Board and Chief          1999        500,000          600,000                ---                   5,000(1)
   Executive Officer                        1998        500,000          500,000                ---                   4,800(1)
---------------------------------------------------------------------------------------------------------------------------------


 Kirby G. Pickle, Jr. (3)                   2000        284,615            ---                  ---               1,174,208(3)
   President and Chief Operating            1999        394,231          350,000                ---                   5,000(1)
   Officer                                  1998        350,000          275,000                ---                   4,800(1)
---------------------------------------------------------------------------------------------------------------------------------

 Laurence E. Harris (4)                     2000        305,000            ---                200,000                 2,112(1)
   Senior Vice President, General           1999        303,269          160,000                ---                   5,000(1)
   Counsel and Secretary                    1998        287,692          150,000                ---                   4,800(1)
---------------------------------------------------------------------------------------------------------------------------------

 Hamid Akhavan(5)
   Senior Vice President of                 2000        278,962           66,301              500,000                 5,100(1)
   Information Technology and Chief
   Technology Officer
---------------------------------------------------------------------------------------------------------------------------------

 Steven F. Bell                             2000        287,885           75,000              200,000               357,844(6)
   Senior Vice President for Human          1999        263,269          150,000                ---                 377,156(6)
   Resources                                1998        246,154          120,000                ---                 396,114(6)
---------------------------------------------------------------------------------------------------------------------------------

 Bruce T. Wagner(7)
   Senior Vice President of Field           2000        285,154           69,781              200,000                 5,100(1)
   Operations
---------------------------------------------------------------------------------------------------------------------------------

(1) Represents Teligent's contribution to its 401(k) Savings Plan on behalf of the Executive Officers.

(2) Effective April 2001, Mr. Mandl ceased to be an executive officer of the Company.

(3) Effective September 2000, Mr. Pickle ceased to be an executive officer of the Company. Consists of a $2,308 contribution by Teligent to its 401(K) Savings Plan on behalf of Mr. Pickle as well as loan forgiveness in the amount of $1,171,900.

(4) Effective May 2001, Mr. Harris ceased to be an executive officer of the Company.

(5) Effective May 2001, Mr. Akhavan ceased to be an executive officer of the Company.

(6) Consists of $5,100, $5,000, and $4,800 in contributions by Teligent to its 401(k) Savings Plan on behalf of Mr. Bell in 2000, 1999, and 1998, respectively, as well as loan forgiveness in the amounts of $352,744, $372,156, and $391,314 in 2000, 1999, and 1998, respectively. Effective
       May 2001, Mr. Bell ceased to be an executive officer of the Company.

(7) Effective October 2000, Mr. Wagner ceased to be an executive officer of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

       The following table sets forth certain information with respect to employee options to purchase shares of Class A common stock ("options") awarded during 2000 by the Company to the Executive Officers. All such options are nonqualified stock options. No stock appreciation rights ("SARs"), alone or in tandem with such stock options, were awarded in 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------------------------

                                  Individual Grants(1)                                             Potential Realizable Value
                                                                                                  Assumed Annual Rate of Stock
                                                                                                  Price Appreciation For Option
                                                                                                                Term
---------------------------------------------------------------------------------------------------------------------------------

                                     Percent Of
                     Number Of          Total
                     Securities         Options/
                     Underlying       SARs Granted      Exercise Of
                     Option/SARs      To Employees       Base Price       Expiration
       Name          Granted (#)   In Fiscal Year(2)       ($/Sh)            Date         0% ($)         5% ($)        10% ($)
       ----          -----------   -----------------       ------            ----         ------         ------        -------

---------------------------------------------------------------------------------------------------------------------------------
Alex J. Mandl              0            0.00%                N/A                N/A          N/A             N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------
Hamid Akhavan           500,000         8.05%               $22.50           05/21/2010       $0         $7,075,065   $17,929,603
---------------------------------------------------------------------------------------------------------------------------------
Laurence E. Harris      200,000         3.22%               $11.56           09/19/2010      $500        $1,454,819   $3,686,029
---------------------------------------------------------------------------------------------------------------------------------
Steven F. Bell          200,000         3.22%               $11.56           09/19/2010      $500        $1,454,819   $3,686,029
---------------------------------------------------------------------------------------------------------------------------------
Bruce T. Wagner         200,000         3.22%               $22.50           05/21/2010       $0         $2,830,026   $7,171,841
---------------------------------------------------------------------------------------------------------------------------------
Kirby G. Pickle, Jr.       0            0.00%                 N/A                N/A          N/A            N/A          N/A
---------------------------------------------------------------------------------------------------------------------------------

  ---------------

(1) Options for Executive Officers have been awarded pursuant to the 1997 Stock Incentive Plan, as amended (the "Plan"), approved by the shareholders of the Company. The terms are governed by the Plan and the recipient's option agreement. The option exercise price is the fair market value of the Class A common stock on the date of grant. Options shown in the table held by Messrs. Harris and Bell become exercisable in quarterly installments over a three-year period from the date of grant. Options shown in the table held by Messrs. Akhavan and Wagner become exercisable in annual installments over a three-year period from the date of the grant. Payment of the exercise price of an option may be made in cash or, in whole or in part, in full shares of Class A common stock already owned by the holder of the option. The payment of withholding taxes due upon exercise of an option may generally be made with shares of common stock.

(2) Indicates the percentage of all options granted to employees of the Company during 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

       The following table summarizes for each of the Executive Officers certain information relating to stock options exercised by him during the fiscal year ended December 31, 2000 and the value of any unexercised options at fiscal year-end. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise or base price and the fair market value of the underlying stock on December 29, 2000, which was $1.94 per share. These values, unlike the amounts set forth in the column "Value Realized," have not been, and may never be, realized. These options have not been, and may not ever be, exercised. Actual gains, if any, on exercise will depend on the value of Teligent Class A common stock on the date of exercise. There can be no assurance that these values will be realized. Unexercisable options are those that have not yet vested.




                            SHARES                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                          ACQUIRED ON       VALUE                UNDERLYING UNEXERCISED                  IN-THE-MONEY
                            EXERCISE       REALIZED                    OPTIONS AT                         OPTIONS AT
        NAME                  (#)            ($)                       FY-END (#)                          FY-END ($)
-----------------         -----------    -----------                   ----------                          ----------
------------------------------------------------------------------------------------------------------------------------------------

                                                             EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Alex J. Mandl                  0              $0              4,006,488        2,003,244             $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Steven F. Bell               40,000       $2,189,200           138,442          345,110              $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Kirby G. Pickle, Jr.           0              $0               506,660          404,441              $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Laurence E. Harris             0              $0               321,994          304,667              $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Hamid Akhavan                  0              $0               165,444          500,000              $0              $0
------------------------------------------------------------------------------------------------------------------------------------
Bruce T. Wagner                0              $0               30,000           306,000              $0              $0
------------------------------------------------------------------------------------------------------------------------------------


SEVERANCE ARRANGEMENTS

       In connection with the termination of his employment by the Company in April 2001, Mr. Mandl entered into a separation agreement pursuant to which he is to receive all of the benefits required in a termination without cause under his September 1996 employment agreement (including severance pay of $6 million and continued participation for two years in the Company's welfare benefit plans), he was released from the noncompete provisions of his employment agreement and the Company released Mr. Mandl from his obligation to repay $12 million in loans, plus accrued interest, he owed the Company.

       In connection with the resignation of Steve Bell in May 2001, Mr. Bell entered into a separation arrangement with the Company pursuant to which he is entitled to receive severance pay of $900,000, the vesting of his options under the Company's 1997 Stock Incentive Plan and continued participation for twelve months in the Company's welfare benefit plans.

       In 1999, Hamid Akhavan entered into a letter agreement that provided that he is entitled to severance pay equal to two years of his base salary, or approximately $560,000, and continued vesting of his options under the Company's 1997 Stock Incentive Plan for a period of twelve months following his departure in the event his employment is terminated for any reason other than for cause. Mr. Akhavan was removed as the Senior Vice President of Information Technology and Chief Technology Officer in May 2001.

       In connection with the resignation of Bruce Wagner in October 2000, Mr. Wagner entered into a separation arrangement pursuant to which he agreed to provide consulting services to the Company for a six-month period beginning January 2001 and is entitled to severance pay of $300,000, continued vesting of his options under the Company's 1997 Stock Incentive Plan during his consulting period, and participation for 18 months in the Company's welfare benefit plans. Mr. Wagner remains subject to the non-competition provisions of his employment agreement.

       In connection with the resignation of Kirby G. Pickle, Jr. in September 2000, Mr. Pickle entered into a separation arrangement pursuant to which he agreed to provide consulting services to the Company for an 18-month period and 300,000 of his options under the Company's 1997 Stock Incentive Plan vested in January 2001.

2000 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

       The following report was prepared for inclusion in the Company's 2001 proxy statement to explain the compensation policies and practices of the Compensation Committee of the Board of Directors for the year ended December 31, 2000. During 2000, Gary Howard (Chairman), Tetsuro Mikami, Thomas Hicks and Neera Singh served as members of the Compensation Committee. These individuals are no longer members of the Compensation Committee or the Company's Board of Directors. The Company's Board of Directors currently considers all compensation issues since the Company does not currently have a Compensation Committee. Since Thomas Hicks is no longer on the Compensation Committee or a member of the Board of Directors, he has not consented to having his name placed under this report of the Compensation Committee.

       The 2000 Compensation Committee was composed entirely of non-employee directors and was responsible for developing and making recommendations to the Board of Directors with respect to Teligent's executive compensation policies and practices. In addition, the 2000 Compensation Committee determined the compensation to be paid to the Chief Executive Officer and each of the other Executive Officers for the year ended December 31, 2000.

                             COMPENSATION PHILOSOPHY

       The philosophy of the Company's compensation program was, generally, to provide a performance-based executive compensation program that rewards executives whose efforts enable Teligent to achieve its business objectives and enhance shareholder value. Specifically, Teligent's executive compensation program was designed to provide an overall level of compensation opportunity that was competitive within the telecommunications industry, as well as with a broader group of high technology companies that share the complexity of achieving aggressive growth targets in a competitive marketplace. The 2000 Compensation Committee used its discretion to set individual executive compensation levels warranted in its judgment by market practice, Company performance and individual performance thereby enabling Teligent to attract, motivate, reward and retain individuals who possess the skills, experience and talents necessary to advance Teligent's growth and financial performance.

       The compensation of the Company's executive officers, including the Executive Officers, was comprised of three elements: base salary, annual cash bonus and stock options.

       Base Salary. Base salary was the primary mechanism used to compensate executive officers for their management responsibilities. Base salaries were determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, the contribution of the individual to the Company's achievements during the prior year and the competitive marketplace for executive talent. The Chief Executive Officer recommended annual salary adjustments for executive officers after consideration of these factors. The Chief Executive Officer's recommendations were considered by the 2000 Compensation Committee in determining executive officers' annual salary levels.

       Annual Bonus. The annual bonuses paid to Teligent's Executive Officers were dependent upon individual and overall company performance. At the beginning of the year, the 2000 Compensation Committee approved specific performance measures and goals based upon the business plan for that year. At the conclusion of the year, the 2000 Compensation Committee compared actual achievements against these goals. The Company paid 50% of the annual bonuses for 2000 since the 2000 Compensation Committee determined that the Company did not achieve the performance measures or goals set for the second six months of 2000.

       Stock Options. Stock options provide an incentive for retention of executive talent and the creation of shareholder value in the long-term since their full benefits cannot be realized unless the price of Teligent's stock appreciates over a specified number of years and the executive officer continues to perform services for Teligent. The 2000 Compensation Committee believed that stock options serve as an important component of compensation by closely aligning management's interests and actions with those of Teligent's shareholders. During 2000, Mr. Harris, Mr. Bell, and Mr. Akhavan were granted new stock options. Each of the Executive Officers continues to hold a significant number of stock options granted at the time of their employment.

Compensation of the Executive Officers

       The 2000 Compensation Committee reviewed the compensation of the Company's Executive Officers and concluded that their 2000 compensation was reasonable in view of the Company's performance and the contribution of those officers to that performance.

Compensation of the Chief Executive Officer

       Pursuant to his employment agreement, Mr. Mandl was paid a base salary of $500,000 for services rendered in 2000. Mr. Mandl was not granted any new stock options in 2000 although he continues to hold a significant number of stock options granted at the time of employment.

162(m) of the Internal Revenue Code

       In adopting and administering executive compensation plans and arrangements, the 2000 Compensation Committee considered whether the deductibility of such compensation would be limited under section 162(m) of the Internal Revenue Code, as amended, and, in appropriate cases, served to structure arrangements so that any such limitation will not apply.

Submitted by the 2000 Compensation Committee,

Gary Howard  (Chairperson)
Neera Singh
Tetsuro Mikami

STOCK PERFORMANCE GRAPH

       The line graph below compares the cumulative total shareholder return on Teligent's Class A common stock to the cumulative total return of the S&P Midcap 400 Index and a custom peer index (the "Peer Index") for the period November 21, 1997 (the date of Teligent's initial public offering) through December 31, 2000. The graph assumes an initial investment of $100 at November 21, 1997 and reinvestment of all dividends.

                                     [GRAPH]


-------------------------------------------------------------------------------------------------------------------------------
                            11/21/97           12/31/97               12/31/98               12/31/99             12/31/00
-------------------------------------------------------------------------------------------------------------------------------
Teligent, Inc.                   100.00              96.10                 112.20                 240.98                  7.56
-------------------------------------------------------------------------------------------------------------------------------
S&P Midcap 400 Index             100.00             103.20                 122.92                 141.02                159.69
-------------------------------------------------------------------------------------------------------------------------------
Peer Index(1)                    100.00              99.32                  97.24                 281.62                 67.01
-------------------------------------------------------------------------------------------------------------------------------

(1.)   The Peer Index consists of corporations (other than Teligent) who (a) are
U.S. based and whose operations are principally within the U.S., (b) are classified, along with Teligent, by industry analysts as Competitive Local Exchange Carriers (CLECs), and (c) were publicly traded throughout the period November 21, 1997 to December 31, 2000. Specifically, the Peer Group consists of the following corporations: Advanced Radio Telecom Corporation, e.spire Communications, Inc., Electric Lightwave, Inc., GST Telecommunications, Inc., ICG Communications, Inc., Intermedia Communications, Inc., ITC Deltacom, Inc., McLeodUSA Incorporated, XO Communications, Inc., RCN Corporation and Winstar Communications, Inc.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table presents information regarding the beneficial ownership of Teligent voting stock as of April 23, 2001, by:

       - persons or entities (or group of affiliated persons or entities) known by management to beneficially own more than five percent of the outstanding voting stock of Teligent;

       -      each current director of Teligent named in Item 10;

       - each former executive officer named in the "Summary Compensation Table" in Item 11; and

       - all of the former executive officers of Teligent named in the "Summary Compensation Table" appearing below and current directors of Teligent as a group.

       The persons named in the following table have sole voting power for all shares of voting stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the footnotes to this table. The address of each of the beneficial owners, except where otherwise indicated, is the same address as Teligent. An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding voting stock of Teligent.

       The following table reflects the acquisition by IDT Corp. of Microwave Services, Inc., a wholly-owned subsidiary of Liberty Media Corporation, on April 17, 2001. Microwave Services, Inc. holds 21,436,689 shares of Teligent's Class A common stock. Microwave Services, Inc. has the right to elect three directors to Teligent's Board of Directors pursuant to the terms of the stockholders agreement by and among Alex Mandl, Liberty Media Corporation, Telcom - DTS Investors, L.L.C. and Microwave Services, Inc., dated as of January 13, 2000. In addition, IDT Corp. has entered into an agreement to acquire 219,998 shares of Teligent's Series A Convertible Preferred Stock from affiliates of Hicks, Muse, Tate & Furst Incorporated.

       Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of voting stock subject to outstanding options, warrants and convertible securities held by that person that are currently exercisable or exercisable within 60 days after April 23, 2001, are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 23, 2001, there were 73,409,058 shares of Teligent voting stock outstanding.

-----------------------------------------------------------------------------------------------------------------------------------
                                           CLASS A COMMON STOCK(1)                CLASS B COMMON STOCK(2)             PERCENTAGE OF
                                                                                                                      TOTAL VOTING
                BENEFICIAL OWNERS                                                                                     STOCK
                                                                                                                      OUTSTANDING
-----------------------------------------------------------------------------------------------------------------------------------

                                              SHARES      PERCENT     CLASS B-SERIES 2     CLASS B-SERIES 3     PERCENT
                                           BENEFICIALLY     OF       SHARES BENEFICIALLY  SHARES BENEFICIALLY   OF
                                              OWNED        CLASS            OWNED                OWNED          CLASS
-----------------------------------------------------------------------------------------------------------------------------------
GREATER THAN 5 PERCENT BENEFICIAL OWNERS
-----------------------------------------------------------------------------------------------------------------------------------
IDT Corporation
  520 Broad Street
  Newark, New Jersey 07102                  21,436,689     41.1%             ---                   ---            ---        29.2%
-----------------------------------------------------------------------------------------------------------------------------------
Telcom Ventures, L.L.C.
  200 N. Union Street, Suite 300
  Alexandria, VA 22201                         ---          ---           15,477,210               ---           72.8%       21.1%
-----------------------------------------------------------------------------------------------------------------------------------
Nippon Telegraph and Telephone
Corporation
  Kowa Nishi-Shimbashi Bldg. -B
  14-1 Nishi-Shimbashi 2-chome,
Minato-ku, Tokyo 105-0003
  Japan                                        ---          ---              ---                5,783,400        27.2%        7.9%
-----------------------------------------------------------------------------------------------------------------------------------
Microsoft Corporation(3)
  One Microsoft Way
  Building 8/2126
  Redmond, WA 98052                         3,826,087       7.3%             ---                   ---            ---         5.2%
-----------------------------------------------------------------------------------------------------------------------------------
Hicks, Muse, Tate & Furst
Incorporated(3)
  200 Crescent Court, Suite 16
  Dallas, TX 75201                          3,826,052       7.3%             ---                   ---            ---         5.2%
-----------------------------------------------------------------------------------------------------------------------------------
RGC International Investors, LDC(4)
  Three Bala Plaza - East
  Suite 501
  Bala Cynwyd, PA 19004-3481                3,729,278       6.7%             ---                   ---            ---         4.8%
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT DIRECTORS
-----------------------------------------------------------------------------------------------------------------------------------
Jim Continenza(5)                            402,500         *               ---                   ---            ---          *
-----------------------------------------------------------------------------------------------------------------------------------
Anthony S. Davidson(6)                         ---          ---              ---                   ---            ---         ---
-----------------------------------------------------------------------------------------------------------------------------------
Yoav Krill                                     ---          ---              ---                   ---            ---         ---
-----------------------------------------------------------------------------------------------------------------------------------
Morris Lichtenstein(7)                         ---          ---              ---                   ---            ---         ---
-----------------------------------------------------------------------------------------------------------------------------------
Hal Perkins(8)                                 ---         ---               ---                   ---            ---         ---
-----------------------------------------------------------------------------------------------------------------------------------
Rahul Prakash(9)                               500           *               ---                   ---            ---          *
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                           CLASS A COMMON STOCK(1)                 CLASS B COMMON STOCK(2)             PERCENTAGE OF
                 BENEFICIAL OWNERS                                                                                     TOTAL VOTING
                                                                                                                       STOCK
                                                                                                                       OUTSTANDING
-----------------------------------------------------------------------------------------------------------------------------------
                                             SHARES       PERCENT       CLASS B-SERIES 2   CLASS B-SERIES 3     PERCENT
                                          BENEFICIALLY      OF       SHARES BENEFICIALLY  SHARES BENEFICIALLY      OF
                                             OWNED        CLASS             OWNED               OWNED            CLASS
------------------------------------------------------------------------------------------------------------------------------------
FORMER EXECUTIVE OFFICERS NAMED IN THE "SUMMARY COMPENSATION TABLE" WHO ARE NOT DIRECTORS
------------------------------------------------------------------------------------------------------------------------------------
Alex J. Mandl(10)                          4,234,488        7.5%             ---                 ---            ---        5.5%
-------------------------------------------------------------------------------------------------------------------------- ---------

Kirby G. Pickle, Jr.(11)                    821,660         1.6%             ---                 ---            ---        1.1%
-------------------------------------------------------------------------------------------------------------------------- ---------

Laurence E. Harris(12)                      338,661           *              ---                 ---            ---          *
-------------------------------------------------------------------------------------------------------------------------- ---------
Hamid Akhavan(13)                           332,502           *              ---                 ---            ---          *
-------------------------------------------------------------------------------------------------------------------------- ---------

Steven F. Bell(14)                          235,997           *              ---                 ---            ---          *
-------------------------------------------------------------------------------------------------------------------------- ---------
Bruce T. Wagner(15)                          96,660           *              ---                 ---            ---          *
-------------------------------------------------------------------------------------------------------------------------- ---------

Directors and executive officers           6,462,968        11.0%         15,477,210             ---            72.8%       27.5%
of Teligent named in the "Summary
Compensation Table" as a group
(12 persons)(16)
-------------------------------------------------------------------------------------------------------------------------- ---------

(1)    Includes the Series A preferred stock on an as-converted basis.

(2) Each share of Class B common stock is convertible at any time, at the option of the registered holders thereof, into one fully paid and nonassessable share of Class A common stock. Teligent has granted the registered holders of the shares of Class B common stock rights to have its shares of Class B common stock, which have been or are convertible into shares of Class A common stock, registered under the Securities Act of 1933.

(3) Represents the number of shares of Class A common stock issuable upon conversion of the Series A preferred stock held by such person or entity.

(4) Represents the number of shares of Class A common stock issuable upon exercise of the warrant held by RGC International Investors, LDC.

(5) Includes 400,000 shares of Class A common stock issuable upon exercise of Mr. Continenza's stock options.

(6) Does not include 21,436,689 shares of Class A common stock held of record by Microwave Services, Inc., an entity controlled by IDT. Mr. Davidson is the Chief Financial Officer of IDT Nevada Holdings, Inc., an investment and holding company, and of IDT Investments, Inc., a wholly-owned subsidiary of IDT and the holder of all of the outstanding shares of Microwave Services, Inc. Mr. Davidson expressly disclaims beneficial ownership of any shares held by Microwave Services, Inc.

(7) Does not include 21,436,689 shares of Class A common stock held of record by Microwave Services, Inc., an entity controlled by IDT. Mr. Lichtenstein is an Executive Vice President of Business Development of IDT. Mr. Lichtenstein expressly disclaims beneficial ownership of any shares held by Microwave Services, Inc.

(8) Does not include 15,477,210 shares of Class B common stock held of record by Telcom-DTS Investors, L.L.C., an entity controlled by Telcom Ventures. Mr. Perkins is the General Counsel of Telcom Ventures and Telcom-DTS Investors, L.L.C. Mr. Perkins expressly disclaims beneficial ownership in any shares held by Telcom-DTS Investors, L.L.C.

(9) Does not include 15,477,210 shares of Class B common stock held of record by Telcom-DTS Investors, L.L.C., an entity controlled by Telcom Ventures. Mr. Prakash is the President of Telcom Ventures and Telcom-DTS Investors, L.L.C. Mr. Prakash expressly disclaims beneficial ownership in any shares held by Telcom-DTS Investors, L.L.C.

(10) Includes 4,006,488 shares of Class A common stock issuable upon exercise of Mr. Mandl's stock options. Also includes 228,000 shares of Class A common stock held by Mr. Mandl's wife. As of April 2001, Mr. Mandl ceased to be an executive officer of the Company.

(11) Includes 806,660 shares of Class A common stock issuable upon exercise of Mr. Pickle's stock options. As of September 2000, Mr. Pickle ceased to be an executive officer of Teligent.

(12) Includes 338,661 shares of Class A common stock issuable upon exercise of Mr. Harris' stock options. As of May 2001, Mr. Harris ceased to be an executive officer of Teligent.

(13) Includes 332,094 shares of Class A common stock issuable upon exercise of Mr. Akhavan's stock options. As of May 2001, Mr. Akhavan ceased to be an executive officer of the Company.

(14) Includes 235,997 shares of Class A common stock issuable upon exercise of Mr. Bell's stock options. As of May 2001, Mr. Bell ceased to be an executive officer of Teligent.

(15) Includes 96,660 shares of Class A common stock issuable upon exercise of Mr. Wagner's stock options. As of October 2000, Mr. Wagner ceased to be an executive officer of Teligent.

(16) Includes shares held directly, jointly with family members, in retirement accounts, in a fiduciary capacity, by certain of the group members' families, or by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. Also includes 6,219,060 shares of Class A common stock issuable upon exercise of stock options held by all directors and executive officers as a group and Class B common stock reported as beneficially owned by Telcom Ventures. Does not include the shares of Class B common stock reported as beneficially owned by Nippon Telegraph and Telephone Corporation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Messrs. Pickle, Morris and Bell received loans each in the aggregate principal amounts of $1,000,000. Such loans bore interest at annual interest rates of 5.73%, 5.76% and 5.83%, respectively. The principal amount and accrued interest on such loans became due and payable generally on February 1, 2000, April 10, 2000 and April 7, 2000, respectively. The remaining principal balance and interest accrued on each of the loans was forgiven in 2000; generally, these provisions become applicable either incrementally during the term of the loan or as of its maturity date (in any case, subject to the executive's continued employment with Teligent as of such date) or, among other things, in the event the executive's employment is terminated under certain circumstances. Mr. Harris received a loan in the aggregate principal amount of $600,000, bearing interest at an annual rate of 6.54%. In January 2001, the Company forgave the principal amount due on Mr. Harris' loan. In addition, Mr. Akhavan received a loan in the aggregate principal amount of $1,600,000, bearing interest at an annual rate of 7.54%. The loan provides for forgiveness of the principal amount and accrued interest thereon in the event executive's employment is terminated without cause. Mr. Continenza received a loan in the aggregate principal amount of $300,000, bearing interest at an annual rate of 7.45%. The principal balance and accrued interest was forgiven in April 2001 upon the termination of Mr. Mandl as Chief Executive Officer and Chairman of the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           TELIGENT, INC.
                           (REGISTRANT)

Date: June 4, 2001
                           BY:  /s/ YOAV KRILL
                                -------------------------
                                YOAV KRILL
                                CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)