Form 10-K/A
period 2000-12-31
TELIGENT INC
filed 2001-07-05
CIK 1047021

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

     The number of shares outstanding of each of the registrant's classes of common stock as of March 26, 2001 was as follows:

                        Common Stock, Class A 42,583,265
                        Common Stock, Class B 21,260,610


================================================================================

     This Form 10-K/A is being filed in order to amend the Items set forth below so as to respond to certain comments the Company received from the SEC on its original Form 10-K for the year ended December 31, 2000 (the "Original 10-K"). In reviewing the Form 10-K/A and the Original 10-K, the reader should be aware that since the filing of the Original 10-K the Company and all of its domestic subsidiaries have filed voluntary bankruptcy petitions under Chapter 11 of the U.S. Bankruptcy Code (see the Company's Form 8-K dated May 21, 2001) and there have been substantial changes in the Company's stock ownership, Board of Directors and management. The information contained in the Form 10-K/A under
Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) has not been updated to reflect financial changes, including the bankruptcy filings, since the filing of the Original 10-K. The information contained under Part IV of the Form 10-K/A has been revised from that contained in the Original 10-K to reflect the classification of the Company's debt as current.

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

                                                                                                     MARCH 5, 1996
                                                                                                        (DATE OF
                                                           YEARS ENDED DECEMBER 31,                  INCEPTION) TO
                                             ------------------------------------------------------   DECEMBER 31,
                                                 2000         1999          1998          1997            1996
                                             -----------------------------------------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA: (1)
Revenues                                     $  152,072   $    31,304   $      960    $    3,311      $      1,386
Cost and expenses:
   Cost of services                             325,119       207,538       79,342        10,229             1,625
   Sales, general and administrative            262,806       205,589      123,958        33,854             8,290
   Restructuring and asset impairment            34,585             -            -             -                 -
   Stock-based and other noncash
compensation                                     28,377        31,451       32,164        89,111             4,071
   Depreciation and amortization                133,544        45,742       14,193         6,454               164
                                            ------------ ------------- ------------  ------------ -----------------
Total costs and expenses                        784,431       490,320      249,657       139,648            14,150
                                            ------------ ------------- ------------  ------------ -----------------
Loss from operations                           (632,359)     (459,016)    (248,697)     (136,337)          (12,764)
Interest income                                  25,052        18,933       34,510         3,246                 -
Interest expense                               (133,286)      (88,347)     (66,880)       (4,954)             (879)
Equity in losses of international ventures       (6,605)            -            -             -                 -
Other expense                                   (60,788)         (483)        (404)           (9)               10
                                            ------------ ------------- ------------  ------------ -----------------
Net loss                                     $ (807,986)  $  (528,913)  $ (281,471)   $ (138,054)     $    (13,633)
                                            ------------ ------------- ------------  ------------ -----------------
Accrued preferred stock dividends               (41,870)       (2,906)           -             -                 -
                                            ------------ ------------- ------------  ------------ -----------------
Net loss applicable to common stockholders   $ (849,856)  $  (531,819)  $ (281,471)   $ (138,054)     $    (13,633)
                                            ============ ============= ============  ============ =================
Basic and diluted net loss per common share  $   (14.19)  $   $ (9.95)  $    (5.35)   $    (2.94)     $      (0.29)
Weighted average common shares outstanding       59,897        53,423       52,597        46,951            46,258
OTHER DATA:
EBITDA (2)                                   $ (435,853)  $  (381,823)  $ (202,340)   $  (40,772)     $     (8,529)
Cash used in operating activities              (669,116)     (313,379)     (76,628)      (33,260)           (6,046)

Cash used in investing activities              (296,385)     (354,774)    (153,621)     (115,755)           (3,709)
Cash provided by financing activities           785,763       692,199      221,595       572,613            11,058

                                                                         DECEMBER 31,
                                            -----------------------------------------------------------------------
                                             2000 (3)        1999         1998          1997            1996
                                            -----------------------------------------------------------------------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                      $260,555      $440,293     $416,247      $424,901           $ 1,303
Working capital (deficit)                    (1,185,320)      342,706      302,408       441,316            (6,978)
Property and equipment, net                     560,534       402,989      180,726         8,186             3,545
Intangible assets, net                          187,976        96,418       83,857        60,354                 -
Total assets                                  1,209,476     1,131,843      763,434       607,380            19,145
Current portion of long-term debt             1,435,070             -            -             -
Long-term debt, less current portion                  -       808,799      576,058       300,000                 -
Convertible redeemable preferred stock          520,658       478,788            -             -                 -
Stockholders' (deficit) equity                 (960,585)     (441,917)      31,053       285,146            10,425

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

(3) The December 31, 2000 consolidated balance sheet has been restated to classify the Company's outstanding debt to a current liability.

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

     We received a waiver of the fixed charge coverage ratio for the period ending December 31, 2000 from the lenders as a part of an amendment and consent to our existing credit facility. We were in compliance with all other debt covenants of the existing credit facility as of December 31, 2000. As part of the amendment, we are required to deliver definitive documentation with respect to vendor financing (in an aggregate amount of at least $250 million) and convertible notes (in an aggregate amount of at least $100 million), no later than April 30, 2001. There can be no assurance that the Company can obtain vendor financing or convertible notes as required by the amended credit facility. Failure to observe or perform one or more of the covenants at any given time will require us to obtain a waiver or consent from the lenders, or refinance our credit facility. Such a waiver, consent or refinancing may not be available to us on reasonable terms. A breach of these covenants, ratios or restrictions in our credit facility also could result in an event of default. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with our accrued interest, to be immediately due and payable. Our failure to comply with any of these covenants or restrictions could also limit our ability to obtain future financings. The Company has restated its December 31, 2000 consolidated balance sheet to classify the outstanding debt to a current liability.

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

          - Preparation, installation, operation and maintenance of switching centers, base station sites and individual customer radio links, as well as equipment in customer buildings;

          - Leasing of backhaul facilities between base station sites and switching centers;

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

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
                                          2000             1999
                                          ----             ----
         Local                          $  32,692       $  6,018
         Long distance                     73,203         19,491
         Data and Other                    46,177          5,795
                                        ---------       --------
                                        $ 152,072       $ 31,304
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

     As part of the amendment, we are required to deliver definitive documentation with respect to vendor financing (in an aggregate amount of at least $250 million) and convertible notes (in an aggregate amount of at least $100 million), no later than April 30, 2001. We are attempting to secure vendor financing in the amount of $250 million. If we do not meet the April 30, 2001 deadline described above, we will be in default under our credit facility unless we receive a waiver. There can be no assurance that we will execute either the vendor financing or convertible notes by such date or at all. As a result, the Company has restated its December 31, 2000 consolidated balance sheet to classify the outstanding debt to a current liability. In addition, the Company has a new financial covenant that requires compliance effective June 30, 2001 for which there can be no assurance.

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

   Convertible Notes

     We are currently in negotiations for the issuance of convertible notes. Although we have not entered into a definitive agreement, and can provide no assurance that we will reach such an agreement, we expect that any such notes will be conditioned on completion of the vendor financing discussed above. Definitive documentation for the issuance of up to $100 million of convertible notes must be completed as of April 30, 2001, as a condition to our credit facility, as amended. Under the amended credit facility, we are required to deliver definitive documentation with respect to convertible notes (in an aggregate amount of at least $100 million), no later than April 30, 2001. There can be no assurance that the Company can successfully negotiate the issuance of convertible notes as required by the amended credit facility. As a result, the Company has restated its December 31, 2000 consolidated balance sheet to classify the outstanding debt to a current liability. If we do not enter into a definitive agreement by that date, we will be in default under the credit facility unless we receive a waiver.

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


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     (1) FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of December 31, 2000 (restated) and
          1999.
          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
          Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2000, 1999 and 1998.
          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

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

3.3 Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 73/4% Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, dated January 18, 2000, and incorporated herein by reference.

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

10.11 Credit Agreement, dated July 2, 1998 among Teligent, Inc., several banks and other financial institutions or entities, Chase Securities, Inc., Goldman Sashes Credit Partners L.P. and TD Securities (USA) Inc., as advisers and arrangers, Goldman Sachs Credit Partners L.P., as syndication agent, The Chase Manhattan Bank, as administrative agent and Toronto Dominion (Texas), Inc. as documentation agent. Filed as
         Exhibit 10 to the Company's Form 8-K, filed on August 13, 1998, and incorporated herein by reference. [Confidential treatment has been granted for portions of this document].

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

23.1     Consent of Independent Auditors dated June 29, 2001.

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

                                        TELIGENT, INC.
                                        (Registrant)


Date: July 3, 2001                      By: /s/ NORMAN KLUGMAN
                                           -------------------------------------
                                           Norman Klugman
                                           Chief Financial Officer and Treasurer
                                           (Principal Executive Officer)

                                 TELIGENT, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                    -----------------

Report of Ernst & Young LLP, Independent Auditors..............................................           F-2

Consolidated Balance Sheets as of December 31, 2000 (restated) and December 31, 1999...........           F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.....           F-4

Consolidated Statement of Stockholders (Deficit) Equity for the years ended December 31, 2000,
1999 and 1998..................................................................................           F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.....           F-6

Notes to Consolidated Financial Statements.....................................................           F-7

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

As described in Note 8, the December 31, 2000 consolidated balance sheet has been restated to reflect the classification of the Company's outstanding debt from a long-term liability to a current liability.

                              /s/ Ernst & Young LLP

McLean, Virginia
February 23, 2001 except for Note 8,
as to which the date is March 30, 2001

                                 TELIGENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                           --------------------------------------------
                                                                              2000                              1999
                                                                           (RESTATED)
                                                                           -----------                      -----------

 ASSETS
 Current assets:
     Cash and cash equivalents                                               $ 260,555                        $ 440,293
     Short-term investments                                                     96,635                          116,610
     Accounts receivable, net                                                   37,267                           12,673
     Prepaid expenses and other current assets                                  28,394                           17,914
     Restricted cash and other investments                                       5,374                           38,224
                                                                           -----------                      -----------
         Total current assets                                                  428,225                          625,714

 Property and equipment, net                                                   560,534                          402,989
 Intangible assets, net                                                        187,976                           96,418
 Investments in and advances to international ventures
     and other assets                                                           32,741                            6,722
                                                                           -----------                      -----------

        Total assets                                                       $ 1,209,476                      $ 1,131,843
                                                                           ===========                      ===========


 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
     Accounts payable                                                        $ 107,410                        $ 239,139
     Accrued expenses and other                                                 71,065                           43,869
     Current portion of long-term debt                                       1,435,070                                -
                                                                           -----------                      -----------
        Total current liabilities                                            1,613,545                          283,008

 Long-term debt                                                                      -                          808,799
 Other noncurrent liabilities                                                   35,858                            3,165
 Series A cumulative convertible redeemable
     preferred stock                                                           520,658                          478,788
 Commitments and contingencies
 Stockholders' deficit:
     Common stock                                                                  637                              547
     Additional paid-in capital                                                808,835                          519,607
     Accumulated deficit                                                    (1,770,057)                        (962,071)
                                                                           -----------                      -----------
        Total stockholders' deficit                                           (960,585)                        (441,917)
                                                                           -----------                      -----------

        Total liabilities and stockholders' deficit                        $ 1,209,476                      $ 1,131,843
                                                                           ===========                      ===========


                 See notes to consolidated financial statements.

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                               2000                 1999                  1998
                                                            -----------          -----------          -----------

 REVENUES:
      Communication services                                 $  152,072            $  31,304             $    960

 COSTS AND EXPENSES:
      Cost of services                                          325,119              207,538               79,342
      Sales, general and administrative                         262,806              205,589              123,958
      Restructuring and asset impairment                         34,585                    -                    -
      Stock-based and other noncash compensation                 28,377               31,451               32,164
      Depreciation and amortization                             133,544               45,742               14,193
                                                            -----------          -----------          -----------
           Total costs and expenses                             784,431              490,320              249,657
                                                            -----------          -----------          -----------


      Loss from operations                                     (632,359)            (459,016)            (248,697)

 Interest income                                                 25,052               18,933               34,510
 Interest expense                                              (133,286)             (88,347)             (66,880)
 Equity in losses of international ventures                      (6,605)                   -                    -
 Other expense                                                  (60,788)                (483)                (404)
                                                            -----------          -----------          -----------
      Net loss                                                 (807,986)            (528,913)            (281,471)

 Accrued preferred stock dividends and
       amortization of issuance costs                           (41,870)              (2,906)                   -
                                                            -----------          -----------          -----------
 Net loss applicable to common stockholders                 $  (849,856)          $ (531,819)          $ (281,471)
                                                            ===========          ===========          ===========
 Basic and diluted net loss per common share                $    (14.19)          $    (9.95)          $    (5.35)
                                                            ===========          ===========          ===========
 Weighted average common shares outstanding                      59,897               53,423               52,597
                                                            ===========          ===========          ===========


                 See notes to consolidated financial statements.

                                 TELIGENT, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)



                                                  ADDITIONAL
                                    COMMON         PAID-IN      ACCUMULATED
                                    STOCK          CAPITAL        DEFICIT           TOTAL
                                 ------------    -----------  ---------------  -------------

Balance at January 1, 1998            $ 526       $ 436,307      $  (151,687)     $ 285,146


Stock-based compensation                  -          27,006                -         27,006

Exercise of stock options                 -             372                -            372

Net loss                                  -               -         (281,471)      (281,471)
                                 -----------   -------------  ---------------  -------------
   Balance at December 31, 1998         526         463,685         (433,158)        31,053
                                 -----------   -------------  ---------------  -------------


Stock-based compensation                  -          26,094                -         26,094

Exercise of stock options                18          17,042                -         17,060

Issuance of common stock for
acquisitions                              3          15,692                -         15,695

Accrued preferred stock
  dividends and amortization
  of issuance costs                       -          (2,906)               -         (2,906)

Net loss                                  -               -         (528,913)      (528,913)
                                 -----------   -------------  ---------------  -------------
   Balance at December 31, 1999         547         519,607         (962,071)      (441,917)
                                 -----------   -------------  ---------------  -------------

Issuance of common stock                 40         188,332                -        188,372

Issuance of common stock in ICG
transaction                              10          61,973                -         61,983

Issuance of common stock for
  acquisitions                           28          47,197                -         47,225

Accrued preferred stock
   dividends and amortization
   of issuance costs                      -         (41,870)               -        (41,870)

Stock-based compensation
                                          -          21,929                -         21,929

Exercise of stock options                 9           7,813                -          7,822

Other                                     3           3,854                -          3,857

Net loss                                  -               -         (807,986)      (807,986)
                                 -----------   -------------  ---------------  -------------
   Balance at December 31, 2000       $ 637       $ 808,835     $ (1,770,057)    $ (960,585)
                                 ===========   =============  ===============  =============

                 See notes to consolidated financial statements.

                                 TELIGENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                  2000          1999            1998
                                              ------------  -------------  --------------
 Cash flows from operating activities:

 Net loss                                       $(807,986)     $(528,913)      $(281,471)

 Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                133,544         45,742          14,193
     Loss on write-down of
       available-for-sale securities               61,609              -               -
     Accretion of senior discount notes and
       other amortization                          40,589         36,707          27,880
      Stock-based and other noncash
        compensation                               28,377         31,451          32,164
      Equity in losses of international
        ventures                                    6,605              -               -
      Asset impairment                             20,085              -               -
      Changes in current assets and current
        liabilities, net of acquisitions:
        Accounts receivable                       (19,568)        (8,921)         (1,172)
        Prepaid expenses and other current
          assets                                  (13,322)       (12,569)         (1,355)
        Accounts payable                         (127,529)       101,336         118,581
        Accrued liabilities                         8,480         21,788          14,552
                                              ------------  -------------  --------------



          Net cash used in operating
            activities                           (669,116)      (313,379)        (76,628)
                                              ------------  -------------  --------------


 Cash flows from investing activities:

    Purchase of property and equipment           (284,778)      (261,427)       (183,098)
    Maturity of short-term investments            139,675         25,378               -
    Purchases of short-term investments          (119,700)      (141,988)              -
    Investment in and advances to
      international ventures                      (37,822)             -               -
    Restricted cash and other investments          33,924         26,249          29,477
    Cash paid for acquisitions, net of cash
      acquired                                    (27,684)        (2,986)              -
                                              ------------  -------------  --------------


          Net cash used in investing
            activities                           (296,385)      (354,774)       (153,621)
                                              ------------  -------------  --------------


 Cash flows from financing activities:
    Proceeds from long-term debt                  589,569        200,000         250,703
    Proceeds from issuance of common stock,
      net                                         188,372              -               -
    Proceeds from exercise of stock options         7,822         17,060             372
    Proceeds from issuance of preferred
      stock, net                                        -        475,882               -
    Debt financing costs                                -           (743)        (29,480)
                                              ------------  -------------  --------------


          Net cash provided by financing
            activities                            785,763        692,199         221,595
                                              ------------  -------------  --------------


 Net (decrease) increase in cash and
   equivalents                                   (179,738)        24,046          (8,654)

 Cash and cash equivalents, beginning of
   period                                         440,293        416,247         424,901
                                              ------------  -------------  --------------


 Cash and cash equivalents, end of period       $ 260,555      $ 440,293       $ 416,247
                                              ============  =============  ==============


 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest                          $ 79,500       $ 43,191        $ 39,279
                                              ============  =============  ==============
 Accrued preferred stock dividends to be
   paid in kind                                  $ 41,870       $  2,906         $     -
                                              ============  =============  ==============



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

4.     COMPREHENSIVE LOSS

       Comprehensive loss includes net loss and foreign currency translation adjustments. The components of other comprehensive loss are as follows: (amounts in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           2000          1999          1998
                                                         ----------   ----------    ----------

Loss applicable to common shareholders................   $(849,856)    $(531,819)   $(281,471)

Other comprehensive loss:

   Foreign currency translation adjustments...........        (788)        --           --
                                                         ----------    ----------   ----------
Comprehensive loss applicable to common shareholders..   $(850,644)    $(531,819)   $(281,471)
                                                         ==========    ==========   ==========

5.     PROPERTY AND EQUIPMENT

       The amounts included in property and equipment are as follows as of December 31 (in thousands):

                                                                                 DECEMBER 31,
                                                                            ---------------------
                                                                               2000       1999
                                                                            ----------  ---------
    Telecommunications equipment..........................................    $476,486  $279,749

    Computer systems......................................................     123,112    79,390

    Furniture and leasehold improvements..................................      25,912    18,510

    Undeployed equipment and construction in progress.....................     109,628    81,744
                                                                            ----------  ---------
                                                                               735,138   459,393
    Accumulated depreciation..............................................    (174,604)  (56,404)
                                                                            ----------  ---------
                                                                              $560,534  $402,989
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

                                 TELIGENT, INC.

6.     INTANGIBLE ASSETS

       Intangible assets as of December 31 are as follows (in thousands):

                                                                               2000        1999
                                                                             ---------   --------

    Acquired intangibles....................................................  $127,016    $20,947

    Fixed wireless licenses.................................................    52,704     51,813

    Debt financing costs and other intangibles..............................    39,577     39,638
                                                                             ---------   --------
                                                                               219,297    112,398

    Accumulated amortization................................................   (31,321)   (15,980)
                                                                             ---------   --------
                                                                              $187,976    $96,418
                                                                             =========   ========

       Amortization expense for the year ended December 31, 2000 included a $4.2 million write-down resulting from the Company's decision to cease operations of a wholly-owned subsidiary. The write-down represents the gross assets of the acquired company, the largest component of which is intangibles.

7.     ACCRUED EXPENSES

       Accrued expenses consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             -------------------
                                                                               2000       1999
                                                                             --------   --------

    Accrued compensation....................................................  $20,956    $30,570

    Accrued telecommunications taxes........................................   17,539      9,167

    Restructuring reserve...................................................   10,870         -

    Accrued interest........................................................   10,801      2,886

    Other accrued liabilities...............................................   10,899      1,246
                                                                             --------   --------
                                                                              $71,065    $43,869
                                                                             ========   ========

8.     LONG-TERM DEBT

       Total debt consists of the following (in thousands):


                                                                                 DECEMBER 31,
                                                                            ---------------------
                                                                              2000         1999
                                                                            ---------    --------

    11.5% Senior Notes due 2007............................................  $300,000    $300,000

    11.5% Senior Discount Notes due 2008...................................   345,331     308,799

    Credit Facility........................................................   789,739     200,000
                                                                            ---------     -------
                                                                            1,435,070     808,799

    Less current portion                                                   (1,435,070)          -
                                                                            ---------     -------
    Long-term debt                                                                  -    $808,799
                                                                            =========     =======

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

                                 TELIGENT, INC.

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

                                 TELIGENT, INC.

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

       There can be no assurance that the Company can obtain vendor financing or convertible notes as required by the amended credit facility. Accordingly, the Company has restated its December 31, 2000 consolidated balance sheet to classify its outstanding debt as a current liability.

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

                                                                         FAIR      CARRYING
                                                                         VALUE      AMOUNT
                                                                       ---------  ----------
    Senior Notes....................................................... $40,500    $ 300,000
    Senior Discount Notes.............................................. $37,400    $ 345,331
    Series A Preferred Stock........................................... $18,185    $ 520,658

       The fair value of the Senior Notes, Senior Discount Notes and the Series A Preferred Stock was estimated based on quoted market prices.

                                 TELIGENT, INC.

10.    INCOME TAXES

       Deferred tax assets and liabilities are as follows, as of December 31 (in thousands):

                                                                              2000        1999
                                                                            --------    --------
    Deferred tax assets:

        Net operating loss carryforward................................... $ 556,142   $ 278,870

        Stock based compensation..........................................     6,126      41,843

        Original issue discount...........................................    35,959      22,077

        Losses on investments/ asset impairment...........................    39,216         --

        Other.............................................................    12,007       1,741
                                                                           ---------   ---------
            Total deferred tax assets.....................................   649,450     344,531

    Deferred tax liability:

        Intangible assets.................................................   (10,705)    (11,760)
                                                                           ---------   ---------
    Net deferred tax assets...............................................   638,745     332,771

    Valuation allowance...................................................  (638,745)   (332,771)
                                                                           ---------   ---------
            Total......................................................... $      --   $      --
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

       A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate, for the years ended December 31, 2000 and 1999, is as follows:

                                                                                2000      1999
                                                                              --------  --------

    Federal income tax benefit at statutory rate..............................  (34.0)%   (34.0)%

    State income taxes net of federal.........................................   (4.0)     (4.0)

    Net change in valuation allowance.........................................   38.1      38.6

    Other.....................................................................   (0.1)     (0.6)
                                                                               ------    ------
                                                                                  -- %      --  %
                                                                               ======    ======

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

       The 2000 and 1999 Transactions are summarized as follows. Amounts allocated to intangibles are being amortized on a straight-line basis over periods ranging from 5 to 15 years:

                                                                 YEARS ENDED DECEMBER 31
                                                                -------------------------
                                                                    2000         1999
                                                                 ----------    ---------

Cash paid for acquisitions, net of cash acquired

       Recorded value of assets acquired.......................  $   21,495    $   3,438

       Identified intangibles..................................     113,414       20,949

       Net liabilities assumed.................................     (60,000)      (5,706)

       Common stock issued in acquisitions.....................     (47,225)     (15,695)
                                                                 ----------    ---------
                                                                 $   27,684    $   2,986
                                                                 ==========    =========

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

        2001..................................     $31,957

        2002..................................       5,134

        2003..................................       5,134

        2004..................................       5,134

        2005..................................       5,134

        Thereafter............................       1,574
                                                   --------
                                                   $54,067
                                                   ========

       The Company leases various operating sites, rooftops, storage, and administrative offices under operating leases. Rent expense was $58.1 million, $28.0 million and $10.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments by year, and in the aggregate, at December 31, 2000, are as follows (in thousands):


        2001.................................     $ 64,099

        2002.................................       61,543

        2003.................................       57,270

        2004.................................       45,765

        2005.................................       28,105

        Thereafter...........................       80,827
                                                  ----------
                                                  $337,609
                                                  ==========

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

                                 TELIGENT, INC.

     The number of shares authorized, issued and outstanding at December 31, 2000 and 1999, for each class of stock is summarized below:

                                                                    DECEMBER 31,
                                     ===================================================================================
                                                    2000                                         1999
                                     =====================================       =======================================
                        PAR              SHARES            SHARES ISSUED            SHARES                SHARES ISSUED
CLASS                  VALUE           AUTHORIZED         AND OUTSTANDING         AUTHORIZED             AND OUTSTANDING
------------           -----         --------------      -----------------       ------------           -----------------

A                      $0.01           500,000,000          42,423,082            200,000,000              10,281,667
Series B-1             $0.01                    --                  --             30,000,000              21,436,689
Series B-2             $0.01            50,000,000          15,477,210             25,000,000              17,206,210
Series B-3             $0.01            20,000,000           5,783,400             10,000,000               5,783,400

     Common share activity by class is summarized below:

                                            CLASS           SERIES         SERIES           SERIES
                                              A              B-1             B-2              B-3            TOTAL
                                         -----------     ------------    ------------      ----------     -----------

Balance at January 1, 1999                 8,206,392       21,436,689      17,206,210       5,783,400      52,632,691

Exercise of employee stock options         1,803,291               --              --              --       1,803,291
Issuance of shares for acquisitions          269,308               --              --              --         269,308
Other                                          2,676                                                            2,676
                                         -----------     ------------    ------------      ----------     -----------
Balance at December 31, 1999              10,281,667       21,436,689      17,206,210       5,783,400      54,707,966

Conversion of Series B-1 to Class A       21,436,689      (21,436,689)             --              --              --
Issuance of shares from stock offering     4,000,000               --              --              --       4,000,000
Issuance of shares for acquisitions        2,822,154               --              --              --       2,822,154
Conversion and sale of Series B-2          1,729,000               --      (1,729,000)             --              --
Issuance of shares for ICG Transaction     1,000,000               --              --              --       1,000,000
Exercise of employee stock options           838,258               --              --              --         838,258
Other                                        315,314                                                          315,314
                                         -----------     ------------    ------------      ----------     -----------
Balance at December 31, 2000              42,423,082               --      15,477,210        5,783,400     63,683,692
                                         ===========     ============    ============      ==========     ===========

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

                                 TELIGENT, INC.

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

     Option activity for 2000, 1999 and 1998 is set forth below:

                                                       WEIGHTED-               WEIGHTED-                   WEIGHTED-
                                                       AVERAGE                 AVERAGE                     AVERAGE
                                                       EXERCISE                EXERCISE                    EXERCISE
                                           2000         PRICE        1999       PRICE          1998         PRICE
                                       -----------    ----------  ----------  ----------    ----------    ----------

     Outstanding, January 1..........   15,543,964      $20.65    14,618,967    $12.32      13,165,374      $10.30
     Granted.........................    6,197,743       27.10     3,255,655     53.74       1,730,735       28.42
     Canceled........................   (2,591,629)      37.73      (513,366)    32.61        (223,581)      19.59
     Exercised.......................     (838,258)       9.33    (1,803,291)     9.46         (49,922)       7.42
     Expired.........................      (99,862)      26.47       (14,001)    18.07          (3,639)       6.52
                                       -----------                ----------                ----------
     Outstanding, December 31........   18,211,958       20.90    15,543,964     20.65      14,618,967       12.32
                                       ===========                ==========                ==========
     Exercisable, December 31........    7,232,215      $10.78     5,337,648     $6.91       3,824,319       $5.79
                                       ===========                ==========                ==========

     Options outstanding and exercisable by price range as of December 31, 2000 are as follows:


                                            WEIGHTED-
                                             AVERAGE                                                 WEIGHTED-
                                            REMAINING          WEIGHTED -                             AVERAGE
      RANGE OF                             CONTRACTUAL          AVERAGE                              EXERCISE
   EXERCISE PRICES       OUTSTANDING     LIFE (IN YEARS)     EXERCISE PRICE       EXERCISABLE          PRICE
---------------------  ---------------- -----------------  -----------------   -----------------    -----------
       $ 1.81 - 2.36             15,800        9.9                2.12                        --        --
         2.83 - 4.18          2,009,244        5.7                3.76                 2,003,244        3.77
         4.34 - 6.48          1,067,922        5.9                5.44                 1,001,622        5.44
         6.52 - 9.63          5,550,970        6.0                7.00                 2,998,394        6.74
        9.91 - 14.72          1,505,971        9.3               11.88                   205,749       12.53
       14.94 - 22.13            561,427        7.5               20.36                   119,247       21.49
        22.50 -32.75          3,643,295        8.8               24.37                   332,612       27.87
       33.94 - 50.66          2,049,712        7.2               44.57                   272,650       44.66
       51.16 - 76.56          1,479,817        8.7               61.91                   298,697       60.90
       77.13 - 95.81            327,800        9.1               83.23                        --        --
                       ----------------                                        -----------------
                             18,211,958        7.3               20.90                 7,232,215       10.78
                       ================                                        =================

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

                                                              1ST         2ND         3RD       4TH
                                                            QUARTER     QUARTER     QUARTER    QUARTER      TOTAL
                                                           ---------- ----------   ---------  ---------   ---------
2000
Revenues.................................................     $23,064   $32,264      $42,669    $54,075    $152,072
Loss from operations.....................................    (137,815) (145,976)    (124,335)  (224,233)   (632,359)
Net loss applicable to common stockholders...............    (166,037) (174,456)    (238,638)  (270,725)   (849,856)
Basic and diluted net loss per common share..............      ($3.02)    (2.94)       (3.88)     (4.25)     (14.19)


                                                              1ST         2ND         3RD       4TH
                                                            QUARTER     QUARTER     QUARTER    QUARTER      TOTAL
                                                           ---------- ----------   ---------  ---------   ---------
1999
Revenues.................................................   $ 1,523     $ 3,961     $ 10,320   $ 15,500    $ 31,304
Loss from operations.....................................   (93,532)   (107,752)    (123,999)  (133,733)   (459,016)
Net loss applicable to common stockholders...............  (108,112)   (123,472)    (143,640)  (156,595)   (531,819)
Basic and diluted net loss per common share..............     (2.05)      (2.34)       (2.66)     (2.89)      (9.95)

     The sum of the per common share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

                                 TELIGENT, INC.

18. EVENTS SUBSEQUENT TO THE AUDITORS REPORT DATE AND TO THE INITIAL FILING OF FORM 10-K (UNAUDITED)

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

                                 TELIGENT, INC.

     On May 2, 2001, Steven F. Bell and Peter T. Garahan resigned their positions with the Company. Mr. Bell was the Company's Senior Vice President of Human Resources and Mr. Garahan was the Company's Vice-Chairman and Chief Financial Officer.

     On May 2, 2001, Michael Levitt resigned his seat on the Company's Board of Directors. Pursuant to the Company's certificate of designation, Hicks, Muse, Tate & Furst Incorporated and its affiliates ("Hicks, Muse") are entitled to elect a director to replace Mr. Levitt. On May 18, 2001, Hicks, Muse waived their right to elect a director (subject to the closing of the transaction with IDT on or before June 30, 2001). On May 18, 2001, James V. Continenza was elected to fill this vacancy on the Board.

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