Form 10-K/A
period 2000-12-31
TELIGENT INC
filed 2002-02-14
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 2000.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the transition period from   to

                        Commission File Number 000-23387

                                 TELIGENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                              54-1866562
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

             460 Herndon Parkway                            20170
                  Suite 100                               (Zip Code)
                 Herndon, VA
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (703) 326-4400

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         11 1/2 % Senior Notes due 2007
                     11 1/2 % Senior Discount Notes due 2008
                 Common Stock, Class A, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No|X|.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K|_|.

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

10.4 Form of Registration Rights Agreement, by and among Teligent, L.L.C. and Nippon Telegraph and Telephone Corporation, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1(Registration No. 333-37381), dated November 26, 1997, and incorporated herein by reference.

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

                                        TELIGENT, INC.
                                        (Registrant)


Date:  February 13, 2002                By: /s/ James V. Continenza
                                           -----------------------------
                                           James V. Continenza
                                           Chief Operating Officer and Director
                                           (Principal Executive Officer)