Form 10-Q/A
period 2000-09-30
TELIGENT INC
filed 2002-04-01
CIK 1047021

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Item 6. Exhibits and Reports on Form 10-Q/A

        (a) Exhibits

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

                                        TELIGENT, INC.
                                        (Registrant)


Date:  April 1, 2002                    By: /s/ James V. Continenza
                                           -----------------------------
                                           James V. Continenza
                                           Chief Operating Officer and Director
                                           (Principal Executive Officer)

                             EXHIBIT INDEX

Exhibit No.     Description of Exhibit
-----------     ----------------------

10.1 Agreement, dated as of May 9, 2000, by and between Level 3 Communications, LLC and Teligent Services Inc., as amended. [Portions of the document have been omitted pursuant to a request for confidential treatment requested through November 1, 2005.]